Form 10-Q
period 1994-03-31
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1994-05-16
CIK 819342

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended March 31, 1994

                                     OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ________ to ________.


                      Commission File Number:  0-18147


               DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.
       (Exact name of registrant as specified in governing instrument)


      Delaware                                      13-3378315
(State of organization)               (IRS Employer Identification No.)


   2 World Trade Center, New York, NY                   10048
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   (212) 392-1054

Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes      X    No

                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            CONSOLIDATED BALANCE SHEETS

                                                 March 31,
                                                   1994              December 31,
                                               (Unaudited)              1993

                                      ASSETS
Cash and short-term investments, at cost
  which approximates market                     $  7,303,611         $  7,166,996

Real estate, at cost:
  Land                                             8,984,865            8,984,865
  Buildings and improvements                      84,229,679           84,208,712
                                                  93,214,544           93,193,577
  Accumulated depreciation                       (14,746,729)         (14,062,191)
                                                  78,467,815           79,131,386

Investments in joint ventures                     54,293,459           54,549,929

Deferred expenses, net                             1,366,753            1,378,415

Other assets                                       2,317,849            2,113,404

                                                $143,749,487         $144,340,130

                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities        $    387,200         $    277,392

Minority interest in consolidated
  joint ventures                                  30,824,015           31,047,123
                                                  31,211,215           31,324,515
Partners' capital (deficiency):
  General partners                                (2,262,942)          (2,215,207)
  Limited partners ($500 per Unit,
     304,437 Units issued)                       114,801,214          115,230,822
                                                 112,538,272          113,015,615

                                                $143,749,487         $144,340,130

           See accompanying notes to consolidated financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                         CONSOLIDATED STATEMENTS OF INCOME

                    Three months ended March 31, 1994 and 1993
                                    (Unaudited)





                                                    1994         1993
Revenues:

  Rental                                         $2,054,026  $2,044,086
  Equity in earnings of joint ventures              664,869     756,156
  Interest and other                                103,266      58,458
                                                  2,822,161   2,858,700


Expenses:

  Property operating                                348,435     305,166
  Depreciation                                      684,538     686,574
  Amortization                                       50,593      46,082
  General and administrative                        151,331     166,956
                                                  1,234,897   1,204,778

Income before minority interests                  1,587,264   1,653,922

Minority interests                                  373,290     365,360

Net income                                       $1,213,974  $1,288,562

Net income per Unit of limited
  partnership interest                               $ 3.59      $ 3.81

           See accompanying notes to consolidated financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                    CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                         Three months ended March 31, 1994
                                    (Unaudited)



                                        Limited        General
                                        Partners       Partners          Total
Partners' capital (deficiency)
  at January 1, 1994                 $115,230,822    $(2,215,207)    $113,015,615

Net income                              1,092,577        121,397        1,213,974

Cash distributions                     (1,522,185)      (169,132)      (1,691,317)

Partners' capital (deficiency)
  at March 31, 1994                  $114,801,214    $(2,262,942)    $112,538,272

           See accompanying notes to consolidated financial statements.
/TABLE

                  DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Three months ended March 31, 1994 and 1993
                                    (Unaudited)

                                                        1994            1993
Cash flows from operating activities:
  Net income                                        $  1,213,974   $  1,288,562
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                         684,538        686,574
    Amortization                                          50,593         46,082
    Minority interest in joint ventures' operations      373,290        365,360
    Equity in earnings of joint ventures                (664,869)      (756,156)
    Increase in operating assets:
     Other assets                                       (204,445)      (101,570)
     Deferred expenses                                   (38,931)
    Increase in operating liabilities:
     Accounts payable and accrued liabilities            109,808         297,335

       Net cash provided by operating activities       1,523,958       1,826,187

Cash flows from investing activities:
  Additions to buildings & improvements                  (20,967)       (92,345)
  Additional investment by minority interest              26,352         53,350
  Investment in joint ventures                          (208,506)       (54,672)
  Distributions from joint ventures                    1,129,845      1,595,802
  Minority interest in joint ventures' distributions    (622,750)      (565,979)

       Net cash provided by investing activities         303,974        936,156

Cash flows from financing activities:
  Cash distributions                                  (1,691,317)    (1,691,317)

Increase in cash and short-term investments              136,615      1,071,026

Cash and short-term investments at beginning of period  7,166,996     5,501,977

Cash and short-term investments at end of period    $  7,303,611   $  6,573,003

           See accompanying notes to consolidated financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                    Notes to Consolidated Financial Statements
                                 (Unaudited)


1. The Partnership

   Dean Witter Realty Income Partnership IV, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on October 31, 1986.

   The consolidated financial statements include the accounts of the Partnership and its majority-controlled subsidiaries, Technology Park Associates and Lake Colorado Associates, the owner of Pasadena Financial Center. The Partnership's interests in Taxter Corporate Park and the partnership which owns interests in Chesterbrook Corporate Center are accounted for on the equity method.

   The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax reporting purposes.

   Net income per Unit amounts are calculated by dividing net income allocated to Limited Partners in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

   In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the results for the interim periods.

2. Related Party Transactions

   An affiliate of the Managing General Partner provided property management services for two properties and for five buildings at the Chesterbrook Corporate Center as of March 31, 1994 and 1993. The Partnership paid the affiliate management fees of approximately $42,000 and $28,000 for the months ended March 31, 1994 and 1993, respectively.

   Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the three months ended March 31, 1994 and 1993, the Partnership incurred approximately $106,000 and $101,000, respectively, for these services.

   As of March 31, 1994, the affiliates were owed approximately $50,000 for these services.

3. Subsequent Event

   On April 28, 1994, the Partnership paid a cash distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $1,691,317, with $1,522,185 distributed to the Limited Partners and $169,132 to the General Partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Liquidity and Capital Resources

    The Partnership raised $152,218,500 in a public offering of 304,437 units which was terminated in 1988. The Partnership has no plans to raise additional capital.

    The Partnership has made four investments in partnerships on an all-cash basis. The Partnership's acquisition program has been completed. No additional investments are planned.

    Real estate, in general, has been negatively affected by a major cyclical downturn. The downturn has been caused by a variety of factors including an oversupply of office properties, continued downsizing by many major corporations and lack of credit availability for real estate financings and purchases.

    These factors have contributed to a general decrease in market rental rates, an increase in vacancy rates and an increase in concessions such as free rent and tenant improvement expenditures for both new and existing tenants. As a result, there has been an overall decline in the liquidity and market values of real estate investments.

    Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

    The Partnership's liquidity also depends upon the operating cash flows of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the first quarter 1994, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

    During the first three months of 1994, Partnership cash flow from operations and its share of distributions received from joint ventures exceeded distributions to investors and capital expenditures. The Partnership expects that, for the remainder of 1994, capital expenditures and cash distributions will be funded by operating cash flows, distributions from joint ventures and existing cash reserves. The Partnership had reduced its distribution rate in 1992 in order to accumulate such cash reserves.

    The Vanguard Group, the largest tenant in Chesterbrook Corporate Center, vacated its space at one of the buildings in November 1993 and will vacate its remaining space upon the expiration of its leases between November 1994 and November 1995. The Partnership expects to fund significant capital expenditures in order to attract replacement tenants at this property.

    Pasadena Financial Center has experienced damage to the top floor and other areas of the building due to water seepage during heavy rains. The Partnership is analyzing the problem to determine the extent of required repairs.

    In addition, the Partnership plans to fund its share of certain capital improvements and security enhancements at the Taxter property in 1994.

    On April 28, 1994, the Partnership paid the first quarter distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $1,619,317, with $1,522,185 distributed to the Limited Partners and $169,132 to the General Partners.

    Operations

    Fluctuations in the Partnership's operating results for the three month period ended March 31, 1994 compared to the comparable period in 1993 are primarily attributable to the following:.

    The decrease in equity in earnings of joint ventures is primarily due to lower income from the Chesterbrook joint venture caused by the above-mentioned vacancy of Vanguard.

    A summary of markets in which the Partnership's office properties are located and the performance of each property is as follows:

    Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, a market in which the vacancy rate is currently 15%. Occupancy at the property remained at 84% during the first quarter of 1994. The remaining Vanguard leases, for 22% of the property's space, expire between November 1994 and November 1995 and are not expected to be renewed. Vanguard is vacating its space to move into its own newly-constructed space in this market. This, and other new construction in the Valley Forge area will cause the office market to deteriorate further. The leases of the other major tenant at the property (for 25% of the space) expire in 1998.

    The office market in Westchester County, New York, the location of Taxter Corporate Park, has experienced a significant decline. The current vacancy level is approximately 27%, as many major tenants in the market are consolidating their operations. It is unlikely that this vacant space will be absorbed in this market for several years. Occupancy at the property increased from 97% to 99% during the first quarter of 1994. No significant leases expire before 1996. One of the tenants owns a long-term leasehold interest in approximately 20% of the space at the property; this tenant does not pay rent, but is responsible for its share of real estate taxes and certain operating expenses.

    The Reston market in Virginia, the location of Tech Park Reston, has a vacancy rate of 12% due to the contraction of the high-tech and defense firms which are the major tenants in the market. The leases with Sprint Communications, the sole tenant, expire in 2002. Sprint has the option to terminate its leases on two of the three buildings beginning in 1997.

    In Pasadena, California, the location of Pasadena Financial Center, the overall vacancy rate decreased from 14% to 13% during the first quarter of 1994. However, the vacancy rate is expected to increase during the remainder of 1994 due to anticipated downsizing by two large corporations headquartered in Pasadena. In the first quarter of 1994, occupancy at the property remained at 100%. The majority of the leases with Countrywide Credit, which rents approximately 53% of the space at the property, expire in 2001. No other significant leases expire before 1997. The property was not adversely affected by the Los Angeles earthquake of January 1994.

    Inflation

    Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - not applicable.

Item 2.   Changes in Securities - not applicable.

Item 3.   Defaults upon Senior Securities - not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - not applicable.

Item 5.   Other Information - not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits - not applicable.

          b) Reports on Form 8-K - not applicable

                                 SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DEAN WITTER REALTY INCOME
                                            PARTNERSHIP IV, L.P.

                                     By:  Dean Witter Realty Fourth Income
                                            Properties Inc.
                                          Managing General Partner



Date:  May 13, 1994                  By:  /s/E. Davisson Hardman, Jr.
                                          E. Davisson Hardman, Jr.
                                          President


Date:  May 13, 1994                  By:  /s/Lawrence Volpe
                                          Lawrence Volpe
                                          Controller
                                          (Principal Financial and Accounting
                                           Officer)