Form 10-Q
period 1994-06-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1994-08-15
CIK 819342

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-Q

[ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                           For the period ended June 30, 1994

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

                                  CONSOLIDATED BALANCE SHEETS


                                                          June 30,
                                                           1994                  December 31,
                                                       (Unaudited)                  1993


                                            ASSETS
Cash and short-term investments, at cost
  which approximates market                             $  7,116,894             $  7,166,996

Real estate, at cost:
  Land                                                     8,984,865                8,984,8658,984,865
  Buildings and improvements                              85,444,004               84,208,712
                                                          94,428,869               93,193,577
  Accumulated depreciation                               (15,496,319)             (14,062,191)
                                                          78,932,550               79,131,386
Investments in joint ventures                             53,676,034               54,549,929
Deferred expenses, net                                     1,327,786                1,378,415
Other assets                                               2,463,904                2,113,404

                                                        $143,517,168             $144,340,130

                               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                $    285,691             $    277,392
Minority interests in consolidated
  joint ventures                                          31,121,835               31,047,123
                                                          31,407,526               31,324,515
Partners' capital (deficiency):
  General partners                                        (2,305,805)              (2,215,207)
  Limited partners ($500 per Unit,
     304,437 Units issued)                               114,415,447              115,230,822
                                                         112,109,642              113,015,615

                                                        $143,517,168             $144,340,130

See accompanying notes to consolidated financial statements.
/TABLE

                                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                        CONSOLIDATED STATEMENTS OF INCOME

                                Three and six months ended June 30, 1994 and 1993
                                                   (Unaudited)


                                                      Three months ended                 Six months ended
                                                          June 30,                            June 30,
                                                    1994          1993                  1994          1993

Revenues:

   Rental                                          $2,263,153     $2,277,835         $4,317,179      $4,321,921
   Equity in earnings of joint ventures               729,969        700,473          1,394,838       1,456,629
   Interest and other                                  15,196         60,094            118,462         118,552
                                                    3,008,318      3,038,402          5,830,479       5,897,102

Expenses:

   Property operating                                 437,795        337,006            786,230         642,172
   Depreciation                                       749,590        687,391          1,434,128       1,373,965
   Amortization                                        51,819         46,808            102,412          92,890
   General and administrative                         151,331        152,529            302,662         319,485
                                                    1,390,535      1,223,734          2,625,432       2,428,512

Income before minority interests                    1,617,783      1,814,668          3,205,047       3,468,590

Minority interests                                    355,096        460,246            728,386         825,606

   Net income                                      $1,262,687     $1,354,422         $2,476,661      $2,642,984

Net income per Unit of limited
   partnership interest                                 $3.73          $4.00              $7.32           $7.81

See accompanying notes to consolidated financial statements.

                        DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                Six months ended June 30, 1994
                                          (Unaudited)



                                               Limited           General
                                               Partners          Partners            Total
Partners' capital (deficiency)
  at January 1, 1994                        $115,230,822       $(2,215,207)      $113,015,615

Net income                                     2,228,995           247,666          2,476,661

Cash distributions                            (3,044,370)         (338,264)        (3,382,634)

Partners' capital (deficiency)
  at June 30, 1994                          $114,415,447       $(2,305,805)      $112,109,642

See accompanying notes to consolidated financial statements.

                        DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Six months ended June 30, 1994 and 1993
                                          (Unaudited)

                                                                 1994               1993
Cash flows from operating activities:
  Net income                                                 $  2,476,661      $  2,642,984
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                1,434,128         1,373,965
    Amortization                                                  102,412            92,890
    Minority interest in joint ventures' operations               728,386           825,606
    Equity in earnings of joint ventures                       (1,394,838)       (1,456,629)
    Increase in operating assets:
      Other assets                                               (350,500)         (266,859)
      Deferred expenses                                           (51,783)          (21,798)
    Increase in operating liabilities:
      Accounts payable and accrued liabilities                      8,299              6,648

        Net cash provided by operating activities               2,952,765          3,196,807

Cash flows from investing activities:
  Additions to buildings & improvements                        (1,235,292)         (114,645)
  Additional investment by minority interest                      566,312            72,753
  Investment in joint ventures                                   (515,806)         (373,360)
  Distributions from joint ventures                             2,784,539         2,985,246
  Minority interest in joint ventures' distributions           (1,219,986)       (1,315,457)

        Net cash provided by investing activities                 379,767         1,254,537

Cash flows from financing activities:
  Cash distributions                                           (3,382,634)       (3,382,634)

Increase (decrease) in cash and short-term investments            (50,102)        1,068,710

Cash and short-term investments at beginning of period          7,166,996         5,501,977

Cash and short-term investments at end of period             $  7,116,894      $  6,570,687

See accompanying notes to consolidated financial statements.
/TABLE

                        DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          Notes to Consolidated Financial Statements
                                       (Unaudited)


1.  The Partnership

    Dean Witter Realty Income Partnership IV, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1986.

    The consolidated financial statements include the accounts of the Partnership and its majority-controlled subsidiaries, Technology Park Associates and Lake Colorado Associates, the owner of Pasadena Financial Center. The Partnership's interests in Taxter Corporate Park and the partnership which owns interests in Chesterbrook
    Corporate Center are accounted for on the equity method.

    The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

    Net income per Unit amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

    In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the results for the interim periods.

2.  Related Party Transactions

    An affiliate of the Managing General Partner provided property management services for two properties and for five buildings at the Chesterbrook Corporate Center as of June 30, 1994 and 1993. The Partnership paid the affiliate management fees of approximately $84,000 and $65,000 for the six months ended June 30, 1994 and 1993, respectively.

    Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the six months ended June 30, 1994 and 1993, the Partnership incurred approximately $203,000 and $201,000, respectively, for these services.

    As of June 30, 1994, the affiliates were owed approximately $50,000 for these services.

3.  Subsequent Event

    On July 28, 1994, the Partnership paid a cash distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $1,691,317, with $1,522,185 distributed to the Limited Partners and $169,132 to the General Partners.

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

    Most real estate markets are stabilizing or gradually improving. No dramatic turnarounds are forecast for the second half of 1994.
Continued absence of significant construction activity is the primary reason for market improvement. Office properties are still not in demand but the suburban office market appears to be strengthening as prices are well below replacement costs; however, the Southern California office market is still weak because the impact of defense industry reductions has not been offset by growth in other industries.

    The Partnership's liquidity also depends upon the operating cash flows of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the six months ended June 30, 1994, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

    During the six months ended June 30, 1994, the Partnership's distributions to investors and capital expenditures exceeded its cash flow from operations and distributions received from joint ventures; this shortfall was funded from existing cash reserves. The Partnership had reduced its distribution rate in 1992 in order to accumulate such cash reserves. For the remainder of 1994, the Partnership expects to draw down cash reserves to fund a portion of distributions and capital expenditures.

    During the six months ended June 30, 1994, the Partnership incurred approximately $721,000 of tenant improvements and leasing commissions (net of capital contributions from the minority interest), primarily relating to Pasadena Financial Center. The Partnership also invested approximately $516,000, its share of capital expenditures, at the Taxter and Chesterbrook joint ventures.

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

    The Partnership plans to fund its share of certain capital improvements and security enhancements at the Taxter property in 1994 and 1995.

    On July 28, 1994, the Partnership paid the second quarter distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $1,691,317, with $1,522,185 distributed to the Limited Partners and $169,132 to the General Partners.

    Operations

    Fluctuations in the Partnership's operating results for the six- and three-month periods ended June 30, 1994 compared to the comparable periods ended June 30, 1993 are primarily attributable to the following:

    The increases in property operating expenses in the periods ended June 30, 1994 are primarily due to increased costs incurred at Pasadena Financial Center.

    The increases in depreciation expense in the periods ended June 30, 1994 result from increased expenditures for tenant improvements at Pasadena Financial Center in 1994.

    A summary of markets in which the Partnership's office properties are located and the performance of each property is as follows:

    Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, a market in which the vacancy rate is approximately 14%. Occupancy at the property remained at 84% during the second quarter of 1994. The remaining Vanguard leases, for 22% of the property's space, expire between November 1994 and November 1995 and are not expected to be renewed. Vanguard is vacating its space to move into its own newly-constructed space in this market. This, and other new construction in the Valley Forge area, will cause the office market to deteriorate further. The leases of the other major tenant at the property (occupying 25% of the space) expire in 1998.

    The office market in Westchester County, New York, the location of Taxter Corporate Park, has experienced a significant decline. The current vacancy level in this market is approximately 27%, as many major tenants in the market are consolidating their operations. It is unlikely that this vacant space will be absorbed in this market for several years. Occupancy at the property increased from 97% to 99% during the second quarter of 1994. No significant leases expire before 1996. One of the tenants had purchased a long-term leasehold interest in approximately 20% of the space at the property; this tenant does not pay rent, but is responsible for its share of real estate taxes and certain operating expenses.

    The Reston market in Virginia, the location of Tech Park Reston, has a vacancy rate of 12% due to the contraction of the high-tech and defense firms which are the major tenants in the market. The leases with Sprint Communications, the sole tenant, expire in 2003. Sprint has the option to terminate its leases on two of the three buildings beginning in 1997.

    In Pasadena, California, the location of Pasadena Financial Center, the overall vacancy rate is approximately 15% as of June 30, 1994. The vacancy rate is expected to increase further during the remainder of 1994 due to the anticipated reduction of space requirements by three large corporations headquartered in Pasadena. In the second quarter of 1994, occupancy at the property remained at 100%. The majority of the leases with Countrywide Credit, which rents approximately 53% of the space at the property, expire in 2001. However, Countrywide is planning to consolidate its operations in Pasadena, as well as across the country, and has indicated it may seek to reduce the space it leases at the property, either by sub-leasing its space or entering into a financial settlement to terminate its leases. No other significant leases at the property expire before 1997. The property was not adversely affected by the Los Angeles earthquake of January 1994.

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



                                                 DEAN WITTER REALTY INCOME
                                                   PARTNERSHIP IV, L.P.

                                           By:   Dean Witter Realty Fourth
                                                 Income Properties Inc.
                                                 Managing General Partner


Date:  August 15, 1994                     By:   /s/E. Davisson Hardman, Jr.
                                                 E. Davisson Hardman, Jr.
                                                 President


Date:  August 15, 1994                     By:   /s/Lawrence Volpe
                                                 Lawrence Volpe
                                                 Controller
                                                 (Principal Financial and
                                                 Accounting Officer)