Form 10-Q
period 1994-09-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1994-11-14
CIK 819342

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-Q

[ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                         For the period ended September 30, 1994

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

                                  CONSOLIDATED BALANCE SHEETS
                                                       September 30,
                                                           1994                  December 31,
                                                       (Unaudited)                  1993

                                            ASSETS
Cash and short-term investments, at cost
  which approximates market                             $  7,215,368             $  7,166,996

Real estate, at cost:
  Land                                                     8,984,865                8,984,8658,984,865
  Buildings and improvements                              85,464,373               84,208,712
                                                          94,449,238               93,193,577
  Accumulated depreciation                               (16,214,618)             (14,062,191)
                                                          78,234,620               79,131,386

Investments in joint ventures                             53,833,506               54,549,929

Deferred expenses, net                                     1,276,245                1,378,415

Other assets                                               2,587,869                2,113,404

                                                        $143,147,608             $144,340,130

                               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                $    286,295             $    277,392

Minority interests in consolidated
  joint ventures                                          30,859,840               31,047,123
                                                          31,146,135               31,324,515
Partners' capital (deficiency):
  General partners                                        (2,316,622)              (2,215,207)
  Limited partners ($500 per Unit,
     304,437 Units issued)                               114,318,095              115,230,822
                                                         112,001,473              113,015,615

                                                        $143,147,608             $144,340,130

See accompanying notes to consolidated financial statements.

[FN]

                                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                        CONSOLIDATED STATEMENTS OF INCOME

                             Three and nine months ended September 30, 1994 and 1993
                                                   (Unaudited)

                                                      Three months ended                 Nine months ended
                                                        September 30,                       September 30,
                                                    1994          1993                  1994          1993

Revenues:

   Rental                                          $2,174,827     $2,091,639         $6,492,006      $6,413,560
   Equity in earnings of joint ventures               948,066        895,074          2,342,904       2,351,703
   Interest and other                                  76,258         88,597            194,720         207,149
                                                    3,199,151      3,075,310          9,029,630       8,972,412


Expenses:

   Property operating                                 393,112        371,718          1,179,342       1,013,890
   Depreciation                                       718,299        687,008          2,152,427       2,060,973
   Amortization                                        51,541         46,445            153,953         139,335
   General and administrative                          82,309        157,563            384,971         477,048
                                                    1,245,261      1,262,734          3,870,693       3,691,246

Income before minority interests                    1,953,890      1,812,576          5,158,937       5,281,166

Minority interests                                    370,742        383,158          1,099,128       1,208,764

Net income                                         $1,583,148     $1,429,418         $4,059,809      $4,072,402

Net income per Unit of limited
   partnership interest                                 $4.68          $4.23             $12.00         $ 12.04






                          See accompanying notes to consolidated financial statements.

[FN]

                        DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                             Nine months ended September 30, 1994
                                          (Unaudited)



                                               Limited           General
                                               Partners          Partners            Total



Partners' capital (deficiency)
  at January 1, 1994                        $115,230,822       $(2,215,207)      $113,015,615

Net income                                     3,653,828           405,981          4,059,809

Cash distributions                            (4,566,555)         (507,396)        (5,073,951)

Partners' capital (deficiency)
  at September 30, 1994                     $114,318,095       $(2,316,622)      $112,001,473



























See accompanying notes to consolidated financial statements.

[FN]

                        DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Nine months ended September 30, 1994 and 1993
                                          (Unaudited)

                                                                 1994               1993
Cash flows from operating activities:
  Net income                                                 $  4,059,809      $  4,072,402
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                2,152,427         2,060,973
    Amortization                                                  153,953           139,335
    Minority interest in joint ventures' operations             1,099,128         1,208,764
    Equity in earnings of joint ventures                       (2,342,904)       (2,351,703)
    Increase in operating assets:
      Other assets                                               (474,465)         (404,099)
      Deferred expenses                                           (51,783)          (21,798)
    Increase in operating liabilities:
      Accounts payable and accrued liabilities                      8,903            170,157

        Net cash provided by operating activities               4,605,068          4,874,031

Cash flows from investing activities:
  Additions to buildings and improvements                      (1,255,661)         (115,645)
  Additional investment by minority interests                     575,275            73,193
  Investment in joint ventures                                   (769,855)         (618,567)
  Distributions from joint ventures                             3,829,182         4,110,147
  Minority interest in joint ventures' distributions           (1,861,686)       (2,014,517)

        Net cash provided by investing activities                 517,255         1,434,611

Cash flows from financing activities:
  Cash distributions                                           (5,073,951)       (5,073,951)

Increase in cash and short-term investments                        48,372         1,234,691

Cash and short-term investments at beginning of period          7,166,996         5,501,977

Cash and short-term investments at end of period             $  7,215,368      $  6,736,668

See accompanying notes to consolidated financial statements.

[FN]

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

2.  Related Party Transactions

    An affiliate of the Managing General Partner provided property management services for two properties and for five buildings at the Chesterbrook Corporate Center as of September 30, 1994 and 1993. The Partnership paid the affiliate management fees of approximately $130,000 and $113,000 for the nine months ended September 30, 1994 and 1993, respectively.

    Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the nine months ended September 30, 1994 and 1993, the Partnership incurred approximately $302,000 for these services.

    As of September 30, 1994, the affiliates were owed approximately $79,000 for these services.

3.  Subsequent Event

    On October 28, 1994, the Partnership paid a cash distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $1,691,317, with $1,522,185 distributed to the Limited Partners and $169,132 to the General Partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Liquidity and Capital Resources

    The Partnership raised $152,218,500 in a public offering of 304,437 units which was terminated in 1988. The Partnership has no plans to raise additional capital.

    The Partnership has made four investments in partnerships on an all-cash basis. The Partnership's acquisition program has been completed. No additional investments are planned.

    Many real estate markets are stabilizing primarily due to the continued
absence of significant construction activity.   However, the recovery of the
office market will be slow because tenant demand is weak as a result of continued downsizing by many major corporations. In addition, the Southern California office market is still weak because the impact of defense industry reductions has not been offset by growth in other industries.

    The Partnership's liquidity depends upon its properties' cash flows from operations and expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the nine months ended September 30, 1994, all of the Partnership's properties and joint venture interests have generated positive cash flow from operations, and it is anticipated that they will continue to do so.

    During the nine months ended September 30, 1994, the Partnership's cash flow from operations and distributions received from joint ventures exceeded distributions to investors and capital expenditures. The Partnership expects that for the remainder of 1994, capital expenditures and cash distributions will be funded from operating cash flows, distributions from joint ventures and exisiting cash reserves. The Partnership had reduced its distribution rate in 1992 in order to accumulate such cash reserves.

    During the nine months ended September 30, 1994, the Partnership incurred approximately $732,000 of tenant improvements and leasing commissions (net of capital contributions from the minority interest), relating to Pasadena Financial Center. The Partnership also invested approximately $770,000, its share of capital expenditures, in the Taxter and Chesterbrook joint ventures.

    The Vanguard Group, the largest tenant in the Chesterbrook joint venture, vacated its space at one of the buildings in November 1993 and will vacate its remaining space upon the expiration of its leases between November 1994 and November 1995. In September 1994, the Partnership has signed leases with new tenants to fill a significant portion of the space vacated by Vanguard between November 1993 and November 1994. The Partnership's share of capital expenditures which will result from these new leases is approximately $1,725,000. In addition, the Partnership expects to continue to fund significant capital expenditures in order to attract new tenants to the remaining space to be vacated by Vanguard.

    Pasadena Financial Center has experienced damage to the exterior walls of the building due to water seepage during heavy rains. The Partnership is determining the cost of required repairs, and has initiated a lawsuit against the original building contractor and architect to seek recovery of a portion of these costs.

    Also, Countrywide Credit Corp., which rents approximately 55% of the space at Pasadena Financial Center, is planning to consolidate its operations in Pasadena, and has indicated it may seek to vacate approximately half the space it leases at the property, either by sub-leasing its space or entering into a financial settlement to terminate certain of its leases. If Countrywide Credit Corp. terminates certain of its leases in a financial settlement, the Partnership expects to fund significant capital expenditures in order to attract new tenants to this property.

    The Partnership plans to fund its share of certain capital improvements and security enhancements at the Taxter property in 1994 and 1995.

    On October 28, 1994, the Partnership paid the third quarter distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $1,691,317, with $1,522,185 distributed to the Limited Partners and $169,132 to the General Partners.

    Operations

    The only significant fluctuation in the Partnership's operating results is the increase in property operating expenses for the nine months ended September 30, 1994 compared to 1993. This increase is due to increased costs incurred at Pasadena Financial Center.

    A summary of markets in which the Partnership's office properties are located and the performance of each property is as follows:

    Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, a market in which the vacancy rate is approximately 14%. Occupancy at the property remained at 84% during the third quarter of 1994. The remaining Vanguard leases, for 22% of the property's space, expire between November 1994 and November 1995. In September 1994, the joint venturers signed a five-year lease with a new tenant to fill approximately 12% of the property's space and a seven-year lease with a new tenant to fill approximately 9.5% of the property's space; it is expected that both new tenants will begin to occupy their space no later than January 1, 1995.


    Vanguard is vacating its space to move into its own newly-constructed space in this market. This, and other new construction in the Valley Forge area, will cause the office market to deteriorate further. The leases of the other major tenant at the property (occupying 25% of the space) expire in 1998.

    The office market in Westchester County, New York, the location of Taxter Corporate Park, has experienced a significant decline. The current vacancy level in this market is approximately 25%. It is unlikely that this vacant space will be absorbed in this market for several years. Occupancy at the property remained at 99% during the third quarter of 1994. No significant leases expire before 1996. One of the tenants had purchased a long-term leasehold interest in approximately 20% of the space at the property; this tenant does not pay rent, but is responsible for its share of real estate taxes and certain operating expenses.

    The Reston market in Virginia, the location of Tech Park Reston, has a vacancy rate of 12% due to the contraction of the high-tech and defense firms which are the major tenants in the market. The leases with Sprint Communications, the sole tenant, expire in 2003. Sprint has the option to terminate its leases on two of the three buildings beginning in 1997.

    In Pasadena, California, the location of Pasadena Financial Center, the overall vacancy rate is approximately 16% as of September 30, 1994. The vacancy rate is expected to increase further during the remainder of 1994 due to the anticipated reduction of space requirements by three large corporations headquartered in Pasadena. In the third quarter of 1994, occupancy at the property remained at 100%. The majority of the leases with Countrywide Credit, which rents approximately 55% of the space at the property, expire in 2001. However, as discussed above, Countrywide Credit has indicated it may seek to reduce the space it leases at the property.
No other significant leases at the property expire before 1997. The property was not adversely affected by the Los Angeles earthquake in January 1994.

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

           a)  Exhibits - not applicable.

           b)  Reports on Form 8-K - not applicable.

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



                                                 DEAN WITTER REALTY INCOME
                                                   PARTNERSHIP IV, L.P.

                                           By:   Dean Witter Realty Fourth
                                                 Income Properties Inc.
                                                 Managing General Partner



Date:  November 14, 1994                   By:   /s/E. Davisson Hardman, Jr.
                                                 E. Davisson Hardman, Jr.
                                                 President


Date:  November 14, 1994                   By:   /s/Lawrence Volpe
                                                 Lawrence Volpe
                                                 Controller
                                                 (Principal Financial and
                                                 Accounting Officer)