Form 10-K
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1995-03-31
CIK 819342

UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C.  20549

                                              FORM 10-K

[ X ]                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934
                             For the fiscal year ended December 31, 1994

                                                 OR

[   ]                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ________ to ________.

                                   Commission File Number 0-18147

                           DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.
                       (Exact name of registrant as specified in its charter)

       Delaware                                         13-3378315
(State of organization)                       (IRS Employer Identification No.)

   2 World Trade Center, New York, NY                        10048
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (212) 392-1054

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered

     None                                                None

Securities registered pursuant to Section 12(g) of the Act:

                                Units of Limited Partnership Interest
                                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X              No
   ------------          -----------
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. N/A

DOCUMENTS INCORPORATED BY REFERENCE
                                                None

PART I.


ITEM 1.  BUSINESS.

        The Registrant, Dean Witter Realty Income Partnership IV, L.P. (the "Partnership"), is a limited partnership formed in October 1986 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in income-producing office, industrial and retail properties.

        The Managing General Partner of the Partnership is Dean Witter Realty Fourth Income Properties Inc. (the "Managing General Partner"), a Delaware corporation which is wholly owned by Dean Witter Realty Inc. The Associate General Partner is Dean Witter Realty Income Associates IV, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth in Item 13 below.

        The Partnership issued 304,437 units of limited partnership interest (the "Units") for $152,218,500. The offering has been terminated and no additional Units will be sold.

        The proceeds from the offering were used to make equity investments in four office properties which have been acquired without permanent mortgage debt. The properties are described below in Item 2, the Operations section of Item 7 and footnotes 4 and 5 to the consolidated financial statements included in Item 8.

        The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is set forth in the Partnership's financial statements set forth below.

        The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. In recent years, an oversupply condition has persisted nationally and many markets have experienced high vacancy rates. Currently, many real estate markets are beginning to stabilize, primarily due to the continued absence of significant construction activity; however, the recovery is expected to be slow. Further information regarding competition in the markets where the Partnership's properties are located is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Partnership has no employees.

        All of the Partnership's business is conducted in the United States.

ITEM 2.  PROPERTIES.

        The Partnership's principal offices are located at Two World Trade Center, New York, New York, 10048. The Partnership has no other offices.

        The Partnership owns through partnership interests the following four property interests, none of which is encumbered by indebtedness. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses.

                                                Year              Acquisition        Net Rentable           Type of Ownership
                                             Completed/              Cost                Area                  of land and
      Property and Location                    Acquired             ($000)           (000 sq. ft.)            Improvements
Technology Park Reston,
  Reston, VA                               1983-1985/1987           $37,460               374              65.0% General Partner-
  3 Office buildings                                                                                       ship interest1

Chesterbrook Corp. Center,
  Valley Forge, PA                         1982-1987/1987           $50,000               621              41.2% General Partner-
  8 Office buildings                                                                                       ship interest2

Taxter Corporate Park,
  Westchester, NY                            1987-1988/             $21,002               345              40.6% General Partner-
  2 Office buildings                            1988                                                       ship interest3

Pasadena Financial Center,                    1983/1989             $17,055               147              56% General Partner-
  Pasadena, CA                                                                                             ship interest4
  Office building


1. The remaining general partnership ("GP") interest is held by Dean Witter Realty Income Partnership III, L.P. The total cost of the property was $57.6 million.

2. The remaining GP interests are held by Dean Witter Realty Income Partnership III, L.P. (26.7%) and an affiliate of the Managing General Partner (32.1%). The total cost of the property was $121.3 million.

3. The remaining GP interests are held by Dean Witter Realty Income Partnership II, L.P. (14.8%) and Dean Witter Realty Income Partnership III, L.P. (44.6%). The total cost of the property was $51.8 million.

4. The Partnership owns a 56% GP interest in Pasadena Lake Associates ("PLA"); the remaining GP interest in PLA is held by an affiliate of the Managing General Partner. PLA acquired, for $30.4 million, an 85% interest in the partnership which owns the property; the remaining GP interest in the partnership which owns the property is held by an affiliate of the original seller of the property who, by agreement, does not receive any cash flow from the property.

             Each property has been built with on-site parking facilities.


     Affiliates of the Partnership are the property manager for Taxter Corporate Park and Pasadena Financial Center and the co-property manager of five buildings at the Chesterbrook Corporate Center.

     Further information relating to the Partnership's properties is included in Item 7 below and footnotes 4 and 5 to the consolidated financial statements included in Item 8 below.

ITEM 3.      LEGAL PROCEEDINGS.

        Neither the Partnership nor any of its properties is subject to any material pending legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                                              PART II.

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.

     An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow its limited partners (the "Limited Partners") to transfer their Units.

     As of December 31, 1994, there were 18,506 holders of limited partnership interests.

     The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

     During each of the years ended December 31, 1994 and 1993, the Partnership paid cash distributions aggregating $6,765,268, with $6,088,740 distributed to the Limited Partners and $676,528 to the General Partners. The distributions aggregated $20.00 per Unit to the Limited Partners.

     On January 27, 1995, the Partnership paid the fourth quarter distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $1,691,317, with $1,522,185 distributed to the Limited Partners and $169,132 to the General Partners.

     The Partnership anticipates making regular distributions to its partners in the future.

     Sale or financing proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale or refinancing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment. The Partnership did not distribute any sale or financing fees in 1994 or 1993.

     Taxable income generally will be allocated in the same proportions as distributions of distributable cash or sale or financing proceeds. In the event there is no distributable cash or sale or financing proceeds, taxable income will be allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General Partners.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following sets forth a summary of the selected financial data for the
Partnership:

                                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                      For the years ended December 31, 1994, 1993, 1992, 1991, and 1990

                                        1994            1993            1992           1991             1990

Total revenues                        $11,219,617    $3,378,022     $11,967,169      $9,039,327      $9,754,921
Net income (loss)                      $4,588,878   $(2,932,582)     $5,694,967      $5,588,914      $6,375,508
Net income (loss) per Unit of
  limited partnership
  interest                                 $13.57        $(8.67)         $16.84          $16.52          $18.85

Cash distributions paid
  per Unit of limited
  partnership interest                     $20.00        $20.00          $22.50          $30.00          $30.00

Total assets at December 31          $141,476,185  $144,340,130    $154,985,388    $144,245,371    $149,161,538

Note:     The above financial data should be read in conjunction with the consolidated financial statements and the related notes appearing in Item
          8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Liquidity and Capital Resources

           The Partnership raised $152,218,500 in a public offering of 304,437 units which was terminated in 1988. The Partnership has no plans to raise additional capital.

           The Partnership has made four investments in partnerships, which own interests in properties, on an all-cash basis. The Partnership's acquisition program has been completed. No additional investments are planned.

           Many real estate markets are stabilizing, primarily due to the continued absence of significant construction activity. However, the recovery of the office market has been and may continue to be slow, because tenant demand is weak, as a result of continued downsizing by many major corporations.

           Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

           The Partnership's liquidity depends in part upon cash flow from operations of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. In 1994, all of the Partnership's property investments generated positive cash flow from operations, and it is anticipated that they will continue to do so.

           However, in 1994, cost of tenant improvements and leasing commissions, additional investments in joint ventures and partner distributions exceeded cash flow from operations and distributions from joint ventures by approximately $998,000 . The shortfall was funded from existing cash reserves. The Partnership had reduced its distribution rate in 1992 in order to accumulate such reserves.

           The Vanguard Group vacated its space in two of the buildings at the Chesterbrook property in November 1993 and October 1994, and will vacate its remaining space upon the expiration of its leases in November 1995. In September 1994, the partnership which owns the property signed leases with two new tenants to fill a significant portion of the space vacated to date. During 1994, the Partnership contributed approximately $2,134,000 for its share of capital expenditures needed to re-lease this space.

           Countrywide Credit Industries, Inc., the largest tenant at Pasadena Financial Center, is consolidating its operations in Pasadena, and the partnership which owns the property has agreed to a restructuring of its lease with Countrywide. Effective January 1, 1995, Countrywide was allowed to give back approximately 35% of the space it leased, and its base rent was slightly reduced on its remaining space (approximately 36% of the property) over the next six years, in exchange for an extension of the lease term on the remaining space for ten years, to September 2011. The Partnership completed this restructuring without incurring any new tenant improvement obligations on the space, and at below-market leasing commission rates. In 2005, rents will increase ten percent for the remainder of the lease term. Considering the current market and economic conditions in Pasadena, CA, as discussed below under Operations, and the credit-worthiness of Countrywide, the Managing General Partner considers the terms of the new agreement favorable. The sixteen-year term for this major tenant will provide stability to the long term cash flow from this property.

           In 1994, the Partnership incurred approximately $893,000 of tenant improvements and leasing commissions (net of capital contributions from the minority interest) at Pasadena Financial Center, primarily relating to new space occupied by Countrywide in 1994 and the year-end restructuring of the Countrywide lease mentioned above.

           Pasadena Financial Center has experienced damage to the exterior walls. The Partnership's share of these costs is anticipated to exceed $420,000. The Partnership which owns the property does not expect to receive any insurance proceeds for this damage; however, it initiated a lawsuit against the original building contractor and architect to seek recovery of these costs.

           The Partnership also invested approximately $446,000, its share of capital expenditures, in the Taxter joint venture in 1994.

           In 1995, the Partnership expects to fund significant capital expenditures in order to attract new tenants to vacant space at the Chesterbrook property and Pasadena Financial Center.

           The Partnership expects that for 1995, capital expenditures and cash distributions will be funded from operating cash flows, distributions from joint ventures and existing cash reserves.

           In 1993, the partnership that owns Taxter Corporate Park concluded that there was a decline in the value of its property, and that the decline was other-than-temporary. Accordingly, the general partners of this partnership recorded a loss on impairment of its investment in the property of approximately $21.3 million at December 31, 1993. The Partnership's share of this loss, which was included in equity in earnings (losses) of joint ventures was $8.6 million.

           On January 27, 1995, the Partnership paid the fourth quarter distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $1,691,317, with $1,522,185 distributed to the Limited Partners and $169,132 to the General Partners.

Operations

           Fluctuations in the Partnership's operating results for the year ended December 31, 1994 compared to 1993 and for the year ended December 31, 1993 compared to 1992 are primarily attributable to the following:

           The decrease in rental income in 1994 compared to 1993 is primarily due to the above-mentioned restructuring of the lease with Countrywide at Pasadena Financial Center, resulting from the write-off of approximately $613,000 of tenant receivables related to the accrual to recognize rental revenue on a straight-line basis.

           The increase in equity in earnings (losses) of joint ventures in 1994 compared to 1993 and the decrease in 1993 compared to 1992 are primarily attributable to the loss incurred in 1993 when the Partnership recorded its share of the loss on impairment of the Taxter property. Excluding the 1993 loss, the equity in earnings (losses) of joint ventures decreased by approximately $425,000 in 1994 compared to 1993, primarily because of lower rental income from the Chesterbrook joint venture, partially offset by lower depreciation charges from the Taxter joint venture (due to the writedown of the property in 1993).

           The increase in interest and other income is primarily due to 1994 lease termination income of approximately $143,000 at Pasadena Financial Center.

           The increase in property operating expenses in 1994 compared to 1993 is due to increased costs incurred at Pasadena Financial Center.

           The increase in depreciation and amortization expenses in 1994 compared to 1993 is primarily due to the write-off of approximately $600,000 of tenant improvements and leasing commissions at Pasadena Financial Center relating to the space which Countrywide gave back.

           A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

           Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, a market in which the vacancy rate is approximately 14%. During 1994, average occupancy at the property was 85%, and at December 31, 1994, the property was 90% leased to 20 tenants (including one tenant which moved into its space in 1995). Vanguard has been vacating its space to move into its own newly-constructed space in this market. This, and other new construction in the Valley Forge area, will cause the office market to deteriorate further. The leases of PECO Energy, the other major tenant at the property (occupying 25% of the space), expire in 1998. Other leases totaling 20% of the space are scheduled to expire in 1995 and 1996.

           The office market in Westchester County, New York, the location of Taxter Corporate Park, has experienced a significant decline. The current vacancy level in the Westchester office market is approximately 25%. It is unlikely that this vacant space will be absorbed in the market for several years. However, during 1994, and at December 31, 1994, average occupancy at the property was 99%. At December 31, 1994, the property was leased to 24 tenants. One of the tenants, KLM Airlines, owns a long-term leasehold interest in approximately 20% of the space at the property. The leases of Fuji Photo Film, the other major tenant (covering 21% of the property's space), expire in 1996.

           The Reston market in Virginia, the location of Tech Park Reston, has a vacancy rate of 16% due to the contraction of the high-tech and defense firms which are the major tenants in the market. The leases with Sprint Communications, which occupies 100% of the space, expire in 2003. Sprint has the option to terminate its leases on two of the three buildings beginning in 1997 and 1998.

           In Pasadena, California, the location of Pasadena Financial Center, the office market overall vacancy rate is approximately 15%, and it is expected to deteriorate in the near term, primarily as a result of downsizing by Countrywide and another large employer in the market. However, during 1994, the property was 100% occupied by 10 tenants. No significant leases are scheduled to expire in the near future.

Inflation

           Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                                     INDEX
(a) Financial Statements
                                                                                                          Page
Independent Auditors' Report                                                                               11
Consolidated Balance Sheets at December 31, 1994 and 1993                                                  12
Consolidated Statements of Operations for the years ended
  December 31, 1994, 1993 and 1992                                                                         13
Consolidated Statements of Partners' Capital for the years ended
  December 31, 1994, 1993 and 1992                                                                         14
Consolidated Statements of Cash Flows for the years ended
  December 31, 1994, 1993 and 1992                                                                         15
Notes to Consolidated Financial Statements                                                               16-22



(b) Financial Statement Schedule                                                  Schedule

Real Estate and Accumulated Depreciation                                             III                 28-29








All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report





To The Partners of
Dean Witter Realty Income Partnership IV, L.P.:


We have audited the accompanying consolidated balance sheets of Dean
Witter Realty Income Partnership IV, L.P. and consolidated partnerships
(the "Partnership") as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly in all material respects, the financial position of Dean Witter Realty Income Partnership IV, L.P. and consolidated partnerships as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                          DELOITTE & TOUCHE LLP
                                       /s/Deloitte & Touche LLP

New York, New York
March 24, 1995

                                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                          CONSOLIDATED BALANCE SHEETS

                                          December 31, 1994 and 1993

                                                                            1994                     1993

                                                    ASSETS
Cash and short-term investments, at cost,
   which approximates market                                            $  6,168,565             $  7,166,996

Real estate, at cost (note 4):
   Land                                                                    8,984,865                8,984,865
   Buildings and improvements                                             84,844,156               84,208,712
                                                                          93,829,021               93,193,577
   Accumulated depreciation                                               16,766,957               14,062,191
                                                                          77,062,064               79,131,386

Investments in joint ventures (note 5)                                    55,074,536               54,549,929

Deferred expenses, net                                                     1,364,966                1,378,415

Other assets                                                               1,806,054                2,113,404

                                                                        $141,476,185             $144,340,130

                                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                                $    443,389             $    277,392

Minority interest in consolidated
  joint ventures (note 4)                                                 30,193,571               31,047,123
                                                                          30,636,960               31,324,515

Partners' capital (deficiency) (note 3):
   General partners                                                       (2,432,847)              (2,215,207)
   Limited partners ($500 per Unit,
     304,437 Units issued)                                               113,272,072              115,230,822
                                                                         110,839,225              113,015,615

                                                                        $141,476,185             $144,340,130



See accompanying notes to consolidated financial statements.
/TABLE

                                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L .P.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 Years ended December 31, 1994, 1993 and 1992


                                                                  1994               1993              1992
Revenues:

   Rental (note 6)                                           $ 7,722,477         $ 8,271,049         $8,247,708
   Equity in earnings (losses) of joint
     ventures (note 5)                                         3,039,383          (5,180,123)         3,538,403
   Interest and other                                            457,757             287,096            181,058
                                                              11,219,617           3,378,022         11,967,169


Expenses:

   Property operating expenses                                 1,531,831           1,212,710          1,312,539
   Depreciation                                                3,326,776           2,747,963          2,694,503
   Amortization                                                  349,853             186,920            204,794
   General and administrative (note 7)                           533,801             605,323            585,962
                                                               5,742,261           4,752,916          4,797,798

Income (loss) before minority
   interests                                                   5,477,356          (1,374,894)         7,169,371

Minority interests                                               888,478           1,557,689          1,474,404

Net income (loss)                                            $ 4,588,878         $(2,932,582)        $5,694,967


Net income (loss) per Unit of limited
   partnership interest (notes 2 and 3)                          $ 13.57              $(8.67)            $16.84


See accompanying notes to consolidated financial statements.
/TABLE

                   DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                   Years ended December 31, 1994, 1993 and 1992

                                                      Limited                General
                                                      Partners               Partners                Total

Partners' capital (deficiency)
   at January 1, 1992                               $125,683,249           $(1,053,826)          $124,629,423

Net income                                             5,125,470               569,497              5,694,967

Cash distributions                                    (6,849,833)             (761,092)            (7,610,925)

Partners' capital (deficiency)
   at December 31, 1992                              123,958,886            (1,245,421)           122,713,465

Net loss                                              (2,639,324)             (293,258)            (2,932,582)

Cash distributions                                    (6,088,740)             (676,528)            (6,765,268)

Partners' capital (deficiency)
   at December 31, 1993                              115,230,822            (2,215,207)           113,015,615

Net income                                             4,129,990               458,888              4,588,878

Cash distributions                                    (6,088,740)             (676,528)            (6,765,268)

Partners' capital (deficiency)
   at December 31, 1994                             $113,272,072           $(2,432,847)          $110,839,225




See accompanying notes to consolidated financial statements.

                                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 Years ended December 31, 1994, 1993 and 1992
                                                                1994             1993              1992
Cash flows from operating activities:
  Net income (loss)                                         $ 4,588,878       $(2,932,582)     $  5,694,967
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                              3,326,776         2,747,963         2,694,503
    Amortization                                                349,853           186,920           204,794
    Equity in (earnings) losses of joint ventures            (3,039,383)        5,180,123        (3,538,403)
    Minority interest in earnings of
       consolidated joint ventures                              888,478         1,557,689         1,474,404
    Decrease (increase) in operating assets:
      Deferred expenses                                        (336,405)         (158,622)         (776,885)
       Other assets                                             307,350          (336,920)         (549,850)
    Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities                 165,997           (38,859)         (760,029)

         Net cash provided by operating activities            6,251,544         6,205,712         4,443,501

Cash flows from investing activities:
  Additions to buildings and improvements                    (1,257,454)         (115,645)       (1,119,144)
  Additional investment by minority interest                    701,265           133,395           374,360
  Investment in joint ventures                               (2,580,120)         (927,018)         (274,293)
  Distributions from joint ventures                           5,094,896         5,733,475         5,080,282
  Minority interest in distributions
    from consolidated joint ventures                         (2,443,294)       (2,599,632)       (1,747,658)
  Cash effect of consolidation                                    -                  -              454,303

         Net cash (used in) provided by investing
           activities                                          (484,707)        2,224,575         2,767,850

Cash flows from financing activities:
  Cash distributions                                         (6,765,268)       (6,765,268)       (7,610,925)

(Decrease) increase in cash and short-term
  investments                                                  (998,431)        1,665,019         (399,574)

Cash and short-term investments at beginning
  of year                                                     7,166,996         5,501,977         5,901,551

Cash and short-term investments at end of year             $  6,168,565      $  7,166,996      $  5,501,977



See accompanying notes to consolidated financial statements.
</table

                           DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1994, 1993 and 1992



1.    The Partnership

      Dean Witter Realty Income Partnership IV, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on October 31, 1986. The Partnership is managed by Dean Witter Realty Fourth Income Properties Inc. (the "Managing General Partner").

      In 1987 and 1988, the Partnership issued 304,437 units of limited partnership interest (the "Units") for $152,218,500. No additional Units will be sold. The proceeds of the offering were used to make investments in income-producing office properties which were not encumbered by debt.

2.    Summary of Significant Accounting Policies

      The consolidated financial statements include the accounts of the Partnership and its majority-controlled subsidiaries, Technology Park Associates and, commencing January 1, 1992, Lake Colorado Associates, the owner of Pasadena Financial Center.

      The Partnership's 40.6% general partnership interest in Taxter Corporate Park and 41.2% general partnership interest in the partnership which owns interests in Chesterbrook Corporate Center are accounted for on the equity method.

      The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

      The carrying value of real estate includes the purchase price paid by the Partnership and acquisition fees and expenses. Costs of improvements to the properties are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method.

      The Partnership periodically evaluates the recoverability of the net carrying value of its real estate and investments in joint ventures. The evaluation is based on a review of expected future cash flows, determination of the Partnership's expected holding period of these assets, and other factors.

      Deferred expenses consist of leasing commissions which are amortized over the applicable lease terms.

      Rental income is recognized on a straight-line basis.

      The Partnership considers short-term investments with original maturities of three months or less to be cash equivalents.

      Net income (loss) per Unit amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

      No provision for income taxes has been made in the financial statements since the liability for such taxes is that of the partners rather than the Partnership.

      The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods; (b) rental income is recognized based on the payment terms in the applicable leases; and (c) writedowns for impairment of real estate are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $22.0 million higher than the amounts reported for financial statement purposes.

3.    Partnership Agreement

      The Partnership Agreement provides that distributable cash, as defined, will be paid 90% to the Limited Partners and 10% to the General Partners.

      Sale or financing proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale or refinancing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee of up to 3% of the selling price of any equity investment.

      Taxable income generally is allocated in the same proportions as distributions of distributable cash or sale or financing proceeds.
      In the event there is no distributable cash or sale or financing proceeds, taxable income is allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss is allocated 90% to the Limited Partners and 10% to the General Partners.

4.    Real Estate

      The location, year of acquisition and net carrying values of the property are as follows:
                                              Year of                             December 31,
Property                                    Acquisition                   1994                  1993
Technology Park
  Reston, VA                                   1987                   $ 48,901,234          $ 50,477,334
Pasadena Financial Center
  Pasadena, CA                                 1989                     28,160,830            28,654,052

                                                                       $77,062,064           $79,131,386

      The Partnership owns a 65% general partnership interest in Technology Park Associates; the remaining general partnership interest is held by an affiliate, Dean Witter Realty Income Partnership III, LP.

      The Technology Park buildings are 100% leased to a single tenant, which is responsible for all operating costs, including real estate taxes. Accordingly, there are no property operating expenses for this property in the consolidated statements of income.

      The Partnership owns a 56% general partnership interest in Pasadena Lake Associates ("PLA"); the remaining general partnership interest in PLA is held by LS Lake Associates, an affiliate of the Managing General Partner. PLA owns an 85% general partnership interest in Lake Colorado Associates ("LCA"); the remaining general partnership interest in LCA is held by an affiliate of the original seller of the property ("PFC").

      LCA's partnership agreement provides for PLA to receive all profits, losses and cash flow from both operations and capital transactions (except for a special allocation of taxable income to PFC in an amount not to exceed $159,000 per year), until PLA has received a return of its equity investment and a preferred return thereon as defined in the partnership agreement. Any additional profits and cash flow will be distributed 85% to PLA and 15% to PFC.

      PFC has guaranteed to PLA the repayment of $4.5 million of PLA's investment.

      In 1994, the Partnership wrote-off approximately $457,000 of tenant improvements and $143,000 of leasing commissions at Pasadena Financial Center relating to space given back by the property's largest tenant under a restructuring of its lease.

5.    Investments in Joint Ventures

      Chesterbrook Corporate Center, Valley Forge, Pennsylvania

      The general partnership which owns the property is owned 41.2% by the Partnership. Income Partnership III and affiliates of the Managing General Partner own the remaining interests. The partners receive cash flow and profits and losses according to their pro rata shares.

      Summarized balance sheet information of the joint venture is as follows:

                                                                     December 31,
                                                             1994                   1993
     Land and buildings, net                             $106,190,152           $105,724,845
     Other                                                  3,736,496              3,884,671

     Total assets                                        $109,926,648           $109,609,516

     Liabilities                                         $  1,634,104           $  2,044,779
     Partners' capital                                    108,292,544            107,564,737

     Total liabilities and capital                       $109,926,648           $109,609,516

     Summarized results of operations of the joint venture are as follows:
                                                                       Years ended December 31,
                                                            1994                1993                1992
          Rental income                                 $12,768,003          $14,615,384         $13,351,151
          Other income                                      (41,561)             180,671           1,121,159
                                                         12,726,442           14,796,055          14,472,310

          Property operating expenses                     4,021,494            4,187,715           3,875,555
          Depreciation and amortization                   3,929,509            3,727,652           3,554,393
                                                          7,951,003            7,915,367           7,429,948

          Net income                                    $ 4,775,439          $ 6,880,688         $ 7,042,362



     Taxter Corporate Park, Westchester County, New York

     The general partnership which owns the property is owned 40.6% by the Partnership. Affiliates of the Partnership, Dean Witter Realty Income Partnership II, L.P., and Income Partnership III, purchased the remaining interests. The partners receive cash flow and profits and losses according to their pro rata shares.

     Summarized balance sheet information of the joint venture is as follows:

                                                                        December 31,
                                                                 1994               1993
          Land and building, net                              $18,510,985        $17,998,250
          Other                                                 1,810,505          1,810,728

          Total assets                                        $20,321,490        $19,808,978

          Liabilities                                         $   333,273        $   368,471
          Partners' capital                                    19,988,217         19,440,507

          Total liabilities and capital                       $20,321,490        $19,808,978

          Summarized results of operations are as follows:
                                                                          Years ended December 31,
                                                                 1994                1993            1992
          Rental income                                       $6,120,192       $  6,237,174       $5,616,608
          Other income                                            78,764             95,916          191,336
                                                               6,198,956          6,333,090        5,807,944
          Loss on impairment of real
            estate                                                  -            21,292,185             -
          Property operating expenses                          2,542,248          2,953,161        3,001,787
          Depreciation and
            amortization                                       1,016,555          1,829,042        1,238,636
                                                               3,558,803         26,074,388        4,240,423

          Net income                                          $2,640,153       $(19,741,298)      $1,567,521

     In fiscal 1993, the general partners of the partnership which owns the property concluded that there was a decline in its value and that the decline was other-than-temporary. Accordingly, the partnership which owns the property recorded a loss on impairment of the property of $21,292,185 at October 31, 1993. The Partnership's share of this loss ($8,644,627) was included in equity in earnings (losses) of joint ventures in 1993.

          Activity in the Investments in Joint Ventures is as follows:

                                                           1994                 1993                  1992
     Investments at beginning
        of year                                        $54,549,929           $64,536,509          $84,031,795
     Equity in earnings (losses)                         3,039,383            (5,180,123)           3,538,403
     Distributions                                      (5,094,896)           (5,733,475)          (5,080,282)
     Contributions                                       2,580,120               927,018              274,293
     Consolidation of LCA                                    -                      -             (18,227,700)

     Investments at end of year                        $55,074,536           $54,549,929          $64,536,509

     6.   Leases

        Minimum future rental income under noncancellable operating leases as of December 31, 1994 is as follows:

                   Year ending December 31:
                              1995                                            $ 7,371,384
                              1996                                              7,391,367
                              1997                                              7,167,674
                              1998                                              7,465,291
                              1999                                              7,465,291
                              Thereafter                                       32,863,819

                              Total                                           $69,724,826

     The Partnership has determined that all leases relating to its properties are operating leases. The terms range from five to seventeen years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

7.   Related Party Transactions

     An affiliate of the Managing General Partner provided property management services for two properties in 1994, 1993 and 1992 and for five buildings at Chesterbrook Corporate Center in 1994 and 1993. The Partnership paid the affiliate management fees of approximately $178,000, $129,000 and $107,000 for the years ended December 31, 1994,
     1993 and 1992, respectively.

     Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the years ended December 31, 1994, 1993 and 1992, the Partnership incurred approximately $439,000, $439,000 and $416,000 respectively, for such services.

     As of December 31, 1994, the affiliates were owed approximately $82,000 in total for these services.

8.   Subsequent Event

     On January 27, 1995, the Partnership paid a cash distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $1,691,317, with $1,522,185 distributed to the Limited Partners and $169,132 to the General Partners.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                              PART III.


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              The Partnership is a limited partnership and has no directors or executive officers.

              The directors and executive officers of the Managing General Partner are as follows:

                                                 Position with the
Name                                           Managing General Partner

William B. Smith                           Chairman of the Board of Directors
E. Davisson Hardman, Jr.                   President and Director
Lawrence Volpe                             Controller, Assistant Secretary and
                                           Director
Ronald T. Carman                           Secretary and Director


              All of the directors have been elected to serve until the next annual meeting of the shareholders of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

              William B. Smith, age 51, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since 1982.

              E. Davisson Hardman, Jr,, age 45, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty since
1982.

              Lawrence Volpe, age 47, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

              Ronald T. Carman, age 43, is a Director and the Secretary of Dean Witter Realty Inc. He is a Senior Vice President of Dean Witter, Discover & Co. and of Dean Witter Reynolds Inc., which he joined in 1984.

              There is no family relationship among any of the foregoing persons.


ITEM 11.      EXECUTIVE COMPENSATION

              The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the limited partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in Item 5 above. The General Partners received cash distributions of $676,528, $676,528 and $761,092 during the years ended December 31, 1994, 1993 and 1992, respectively.

              The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees, commissions and reimbursements is contained in Note 7 to Consolidated Financial Statements in Item 8 above.

              The directors and executive officers of the Managing General Partner received no renumeration from the Partnership.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

              (b) The executive officers and directors of the Managing General Partner own the following Units as of March 31, 1995:


                                                                            Amount and
                                                                            Nature of
Title of Class                Name of Beneficial Owner                 Beneficial Ownership
--------------                ------------------------                 --------------------
Limited                         William B. Smith                               *
Partnership
Interests                       E. Davisson Hardman, Jr.                       *

                                All directors and executive                    *
                                officers of the Managing
                                General Partner, as a group






*Owns, by virtue of ownership of limited partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              As a result of their being partners of a limited partnership which is the Limited Partner of the Associate General Partner, Dean
Witter Realty Inc. ("Realty"), a Delaware Corporation which is a wholly-owned subsidiary of Dean Witter, Discover & Co., and certain current and former executive officers and directors of the Managing General Partner also own indirect general partnership interests in the Partnership. The Partnership Agreement of the Partnership provides that cash distributions and allocations of income and loss to the General Partners be distributed or allocated 50% to the Managing General Partner and 50% to the Associate General Partner. The General Partners' share of cash distributions and income or loss is described in Item 5 above.

              All of the outstanding shares of common stock of the Managing General Partner are owned by Realty. The general partner of the Associate General Partner is the Managing General Partner. The limited partner of the Associate General Partner is LSA 86 L.P., a Delaware limited partnership. Realty and certain current and former executive officers and directors of the Managing General Partner are partners of LSA 86 L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

              The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 7 to the Consolidated Financial Statements in Item 8 above.

                                               PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.

(a)  The following documents are filed as part of this Annual Report:

   1. Financial Statements (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

   2. Financial Statement Schedules (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

   3.    Exhibits
          (2)    Not applicable

         (3)a Certificate of Limited Partnership included in the Registration Statement Number 33-16054 is incorporated by reference.

         (3)b Amended and Restated Agreement of Limited Partnership dated as of October 22, 1987 set forth in Exhibit A to the Prospectus in the Registration Statement Number 33-16054 is incorporated herein by reference.

         (4)a Certificate of Limited Partnership included in the Registration Statement Number 33-16054 is incorporated by reference.

         (4)b Amended and Restated Agreement of Limited Partnership dated as of October 22, 1987 set forth in Exhibit A to the Prospectus included in the Registration Statement Number 33-16054 is incorporated herein by reference.

          (9)    Not applicable.

         (10)    Not applicable.

         (11)    Not applicable.

         (12)    Not applicable.

         (13)    Not applicable.

         (16)    Not applicable.

         (18)    Not applicable.

         (21)    Subsidiaries:  Technology Park Associates, a Virginia
                                general partnership.
                                Lake Colorado Associates, a California general
                                 partnership.

         (22)    Not applicable.

         (23)    Not applicable.

         (24)    Not applicable.

         (27)    Financial Data Schedule

         (28)    Not applicable.

         (99)    Not applicable.

(b) No Forms 8-K were filed by the Partnership during the last quarter of the period covered by this report.

(d)      Financial Statements Schedule

         (1) Financial statements of DWR Chesterbrook Associates, the joint venture which owns Chesterbrook Corporate Center.

SCHEDULE III
                                     DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                        Real Estate and Accumulated Depreciation

                                                    December 31, 1994




                                       Initial cost to Partnership (A)
                           ------------------------------------------------------
                                                    Building and
Description                        Land             Improvements           Total
Tech Park Reston
Reston, VA                      6,004,189           54,037,697           60,041,886

Pasadena
Financial
Center
Pasadena, CA                    2,980,676           27,369,324           30,350,000

                                8,984,865           81,407,021           90,391,886

                                                              Gross Amount at which
                                                             Carried at End of Period (B)
                                                    -------------------------------------------------
                                   Cost
                                Capitalized
                                Subsequent to                              Buildings &
Description                      Acquisition           Land                Improvement         Total
Tech Park Reston
Reston, VA                           -              6,004,189            54,037,697            60,041,886

Pasadena
Financial
Center
Pasadena, CA                    3,437,135           2,980,676            30,806,459            33,787,135

                                3,437,135           8,984,865            84,844,156            93,829,021

                                                                                               Life on which
                                                                                               Depreciation
                                                                                                in Latest
                             Accumulated                                                          Income
                             Depreciation             Date of              Date                Statement is
Description                      (c)                Construction         Acquired                Computed
Tech Park Reston
Reston, VA                   11,140,652               1983-1985          December 1987            15-40 Years

Pasadena
Financial
Center
Pasadena, CA                  5,626,305                  1983            December 1989             5-40 Years

                             16,766,957

Notes:

(A)    The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses.  The aggregate cost for Federal income tax purposes was 86,505,439.

(B)    Reconciliation of real estate owned
          at December 31:                                          1992               1993                  1994
      Balance at beginning of period                           60,041,886          93,077,932            93,193,577

       Additions during period:
       Purchases                                                1,119,144             115,645             1,257,454
       Effect of consolidation                                 31,916,902                -                     -
       Write-off due to termination
         of lease                                                    -                   -                 (622,010)

      Balance at end of period                                 93,077,932          93,193,577            93,829,021

(C)    Reconciliation of accumulated depreciation:

          Balance at beginning of period                        6,412,352          11,314,228            14,062,191

          Depreciation expense                                  2,694,503           2,747,963             2,869,978
          Effect of consolidation                               2,207,373                -                   -
          Write-off due to termination
            of lease                                                 -                   -                 (165,212)
      Balance at end of period                                 11,314,228          14,062,191            16,766,957
</table

                                                  SIGNATURES



              Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

By:  Dean Witter Realty Fourth Income Properties Inc.
     Managing General Partner


By:  /s/E. Davisson Hardman, Jr.                           Date:  March 30, 1995
     E. Davisson Hardman, Jr.
     President


By:  /s/Lawrence Volpe                                     Date:  March 30, 1995
     Lawrence Volpe
     Controller
     (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY FOURTH INCOME PROPERTIES INC.
Managing General Partner


/s/William B. Smith                                        Date:  March 30, 1995
William B. Smith
Chairman of the Board of Directors

/s/E. Davisson Hardman, Jr.                                Date:  March 30, 1995
E. Davisson Hardman, Jr.
Director

/s/Lawrence Volpe                                          Date:  March 30, 1995
Lawrence Volpe
Director


/s/Ronald T. Carman                                        Date:  March 30, 1995
Ronald T. Carman
Director

Independent Auditors' Report



To The Partners of
DWR Chesterbrook Associates


We have audited the accompanying balance sheets of DWR Chesterbrook
Associates (the "Partnership") as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included financial statement schedule III. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly in all material respects, the financial position of DWR Chesterbrook Associates as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, financial statement schedule III, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                       /s/Deloitte & Touche LLP
                                          DELOITTE & TOUCHE LLP


New York, New York
March 24, 1995

                                          DWR CHESTERBROOK ASSOCIATES

                                                BALANCE SHEETS

                                          December 31, 1994 and 1993
                                                                       1994                       1993

                                                    ASSETS

Cash and short-term investments, at cost,
  which approximates market                                         $   529,976                $ 1,446,400

Real estate, at cost:
  Land                                                               14,436,604                 14,436,604
  Buildings                                                         115,078,332                110,812,514
                                                                    129,514,936                125,249,118
  Accumulated depreciation                                           23,324,784                 19,524,273
                                                                    106,190,152                105,724,845

Deferred expenses, net                                                  892,344                    295,577

Tenant accounts receivable                                              295,038                    147,695

Other assets                                                          2,019,138                  1,994,999

                                                                   $109,926,648               $109,609,516

                                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                           $    186,160               $    604,862

Due to affiliate                                                      1,413,167                  1,413,167

Tenant security deposits                                                 34,777                     26,756
                                                                      1,634,104                  2,044,785

Partners' capital                                                   108,292,544                107,564,731

                                                                   $109,926,648               $109,609,516


See accompanying notes to financial statements.

                                          DWR CHESTERBROOK ASSOCIATES

                                           STATEMENTS OF OPERATIONS

                                 Years ended December 31, 1994, 1993 and 1992

                                                           1994                 1993                  1992
Revenue:

   Rental                                              $12,768,003           $14,615,384           $13,351,151
   Interest                                                (41,561)              180,671             1,121,159

                                                        12,726,442            14,796,055            14,472,310


Expenses:

   Property operating                                    4,021,495             4,187,715             3,875,555
   Depreciation                                          3,800,511             3,633,393             3,469,561
   Amortization                                            128,997                94,259                84,832

                                                         7,951,003             7,915,367             7,429,948

Net income                                             $ 4,775,439           $ 6,880,688           $ 7,042,362



See accompanying notes to financial statements.
/TABLE

                                          DWR CHESTERBROOK ASSOCIATES

                                        STATEMENTS OF PARTNERS' CAPITAL

                                 Years ended December 31, 1994, 1993 and 1992


Partners' capital at January 1, 1992                                                             $112,522,318

Net income                                                                                          7,042,362

Cash distributions                                                                                 (8,725,040)

Partners' capital at December 31, 1992                                                            110,839,640

Net income                                                                                          6,880,688

Cash distributions                                                                                (10,155,597)

Partners' capital at December 31, 1993                                                            107,564,731

Net income                                                                                          4,775,439

Distributions                                                                                      (4,047,626)

Partners' capital at December 31, 1994                                                           $108,292,544




See accompanying notes to financial statements.

                                          DWR CHESTERBROOK ASSOCIATES

                                           STATEMENTS OF CASH FLOWS

                                 Years ended December 31, 1994, 1993 and 1992

                                                                  1994              1993              1992
Cash flows from operating activities:
Net income                                                   $ 4,775,439        $  6,880,688       $ 7,042,362
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                               3,800,511           3,633,393         3,469,561
    Amortization                                                 128,997              94,259            84,832
    (Increase) decrease in operating assets:
       Tenant accounts receivable                               (147,343)            119,137           (52,305)
       Deferred expenses                                        (725,764)            (76,132)          (50,559)
       Other assets                                              (24,139)            145,865          (135,571)
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued liabilities                  (418,702)            253,105           236,196
      Tenant security deposits                                     8,021              11,420          (380,801)

        Net cash provided by operating activities              7,397,020          11,061,735        10,213,715

Cash flows from investing activities:
 Additions to real estate                                     (4,265,818)           (876,843)         (665,598)

Cash flows from financing activities:
 Cash distributions                                           (4,047,626)        (10,155,597)       (8,725,040)

Increase (decrease) in cash and
 short-term investments                                         (916,424)             29,295           823,077

Cash and short-term investments at beginning
 of year                                                       1,446,400           1,417,105           594,028

Cash and short-term investments at end of year               $   529,976        $  1,446,400       $ 1,417,105

See accompanying notes to financial statements.
/TABLE

                                     DWR CHESTERBROOK ASSOCIATES

                                    NOTES TO FINANCIAL STATEMENTS

                                   December 31, 1994, 1993 and 1992


1.   Organization

     DWR Chesterbrook Associates (the "Partnership") was formed in 1987 under the laws of the Commonwealth of Pennsylvania, to purchase eight of nine office buildings, a parking lot and 75 acres of underlying land in the Chesterbrook Corporate Center in Valley Forge, Pennsylvania. The buildings consist of 621,271 net rentable square feet. The property is not encumbered by debt.

     The general partners of the Partnership are Chesterbrook Investment Partners, L.P. (67.9%) and Duportail Investment Partners, L.P. (32.1%).

     The Partnership Agreement provides that all cash flow, profits, losses and credits of the Partnership shall be allocated in proportion to the Partners' original capital contributions.

2.   Summary of Significant Accounting Policies

     The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

     The carrying value of real estate includes the purchase price paid by the Partnership and acquisition fees and expenses. Costs of improvements to the properties are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method.

     Deferred expenses consist of leasing commissions which are amortized over the applicable lease terms.

     Rental income is recognized on a straight-line basis.

     The Partnership considers short-term investments with original maturities of three months or less to be cash equivalents.

     No provision for income taxes has been made in the financial statements since the liability for such taxes is that of the partners rather than the Partnership.

     The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods; (b) rental income is recognized based on the payment terms in the applicable leases; and (c) payments made by the seller of the property in prior years under a rental income guaranty were accounted for as rental income. The tax basis of the Partnership's assets and liabilities is approximately $2.1 million lower than the amounts reported for financial statement purposes.

3.   Lease Commitments

     Minimum future rental income under noncancellable operating leases as of December 31, 1994 is as follows:

          Year ending December 31:
          1995                                    $11,422,965
          1996                                     10,261,526
          1997                                      9,481,517
          1998                                      6,023,701
          1999                                      3,343,082
          Thereafter                                2,464,685

          Total                                   $42,997,476

     The Partnership has determined that all leases relating to the Property are operating leases. The terms range from two to ten years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

4.   Related Party Transactions

     Beginning in 1993, an affiliate of the partners co-managed five buildings at the property. The Partnership paid the affiliate management fees of approximately $58,000 and $61,000 in 1994 and 1993, respectively for such services.

     Another affiliate of the general partners earned a fee in 1987 for the acquisition of the properties in the amount of $4,258,703. Of this amount, $1,413,167 remains unpaid.

SCHEDULE III
                                          DWR CHESTERBROOK ASSOCIATES

                                   Real Estate and Accumulated Depreciation

                                               December 31, 1994



                                    Initial cost to Partnership (A)
                       -------------------------------------------------------

                                             Building and
Description               Land               Improvements            Total
Office Buildings
  Valley Forge,
  PA                   14,436,604            108,221,744          122,658,348

                                                        Gross Amount at which
                                                      Carried at End of Period (B)
                                             ---------------------------------------------
                          Cost
                       Capitalized
                       Subsequent to                                 Buildings &
Description             Acquisition          Land                    Improvement           Total
Office Buildings
  Valley Forge,
  PA                    6,856,588            14,436,604             115,078,332            129,514,936

                                                                                            Life on which
                                                                                             Depreciation
                        Accumulated                                                        in Latest Income
                       Depreciation          Date of                  Date                   Statement is
Description                 (c)              Construction         Acquired                     Computed
Office Buildings
Valley Forge                                                      December 1987-
PA                     23,324,784              1982-1988          September 1988              3-40 Years


Notes:

(A)     The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses less payments of $4,764,922 received from the seller under its rental income guaranty.  For Federal income tax purposes, rental income guaranty payments are included in taxable income and do not reduce the cost basis of the property.

(B)  Reconciliation of real estate owned
        at December 31:                                   1992                1993                1994

    Balance at beginning of period                    123,706,677         124,372,275         125,249,118

      Additions during period:
        Purchases                                         665,598             876,843           4,265,818

    Balance at end of period                          124,372,275         125,249,118         129,514,936

(C)  Reconciliation of accumulated depreciation:

    Balance at beginning of period                    12,421,319           15,890,880          19,524,273

        Depreciation expense                           3,469,561            3,633,393           3,800,511

    Balance at end of period                          15,890,880           19,524,273          23,324,784