Form 10-Q
period 1995-03-31
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1995-05-15
CIK 819342

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended March 31, 1995

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

                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            CONSOLIDATED BALANCE SHEETS

                                                 March 31,           December 31,
                                                    1995                1994


                                      ASSETS
Cash and cash equivalents, at cost
  which approximates market                     $  6,448,770         $  6,168,565

Real estate, at cost:
  Land                                             8,984,865            8,984,865
  Buildings and improvements                      84,977,633           84,844,156
                                                  93,962,498           93,829,021
  Accumulated depreciation                       (17,427,839)         (16,766,957)
                                                  76,534,659           77,062,064

Investments in joint ventures                     54,538,749           55,074,536

Deferred expenses, net                             1,321,097            1,364,966

Other assets                                       1,948,898            1,806,054

                                                $140,792,173         $141,476,185


                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued liabilities        $    633,062         $    443,389

Minority interest in consolidated
  joint ventures                                  29,907,008           30,193,571
                                                  30,540,070           30,636,960
Partners' capital (deficiency):
  General partners                                (2,491,559)          (2,432,847)
  Limited partners ($500 per Unit,
     304,437 Units issued)                       112,743,662          113,272,072
                                                 110,252,103          110,839,225

                                                $140,792,173         $141,476,185
See accompanying notes to consolidated financial statements.
/TABLE

                  DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                         CONSOLIDATED STATEMENTS OF INCOME

                    Three months ended March 31, 1995 and 1994

                                                    1995         1994
Revenues:

  Rental                                         $1,894,139  $2,054,026
  Equity in earnings of joint ventures              607,755     664,869
  Interest and other                                106,324     103,266
                                                  2,608,218   2,822,161


Expenses:

  Property operating                                334,252     348,435
  Depreciation                                      660,882     684,538
  Amortization                                       43,869      50,593
  General and administrative                        151,105     151,331
                                                  1,190,108   1,234,897

Income before minority interests                  1,418,110   1,587,264

Minority interests                                  313,915     373,290

Net income                                       $1,104,195  $1,213,974

Net income per Unit of limited
  partnership interest                               $ 3.26      $ 3.59



See accompanying notes to consolidated financial statements.
/TABLE

                  DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                    CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                         Three months ended March 31, 1995


                                        Limited        General
                                        Partners       Partners          Total
Partners' capital (deficiency)
  at January 1, 1995                 $113,272,072    $(2,432,847)    $110,839,225

Net income                                993,775        110,420        1,104,195

Cash distributions                     (1,522,185)      (169,132)      (1,691,317)

Partners' capital (deficiency)
  at March 31, 1995                  $112,743,662    $(2,491,559)    $110,252,103













See accompanying notes to consolidated financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Three months ended March 31, 1995 and 1994
                                                        1995            1994
Cash flows from operating activities:
  Net income                                        $  1,104,195   $  1,213,974
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                         660,882        684,538
    Amortization                                          43,869         50,593
    Minority interest in joint ventures' operations      313,915        373,290
    Equity in earnings of joint ventures                (607,755)      (664,869)
    (Increase) in operating assets:
     Other assets                                       (142,844)      (204,445)
     Deferred expenses                                      -           (38,931)
    Increase in operating liabilities:
     Accounts payable and accrued liabilities            189,673         109,808

       Net cash provided by operating activities       1,561,935       1,523,958

Cash flows from investing activities:
  Additions to buildings & improvements                 (133,477)       (20,967)
  Additional investments in joint ventures              (276,483)      (208,506)
  Distributions from joint ventures                    1,420,025      1,129,845
  Additional investments by minority interests            57,479         26,352
  Minority interests in joint ventures' distributions   (657,957)      (622,750)

       Net cash provided by investing activities         409,587        303,974

Cash flows from financing activities:
  Cash distributions                                  (1,691,317)    (1,691,317)

Increase in cash and cash equivalents                    280,205        136,615

Cash and cash equivalents at beginning of period       6,168,565      7,166,996

Cash and cash equivalents at end of period          $  6,448,770   $  7,303,611

See accompanying notes to consolidated financial statements.
/TABLE

              DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                Notes to Consolidated Financial Statements


1.  The Partnership

Dean Witter Realty Income Partnership IV, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on October 31, 1986.

The consolidated financial statements include the accounts of the Partnership and its majority-controlled subsidiaries, Technology Park Associates and Lake Colorado Associates, the owner of Pasadena Financial Center. The Partnership's interests in Taxter Corporate Park and the partnership which owns an interest in Chesterbrook Corporate Center are accounted for on the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial and tax reporting purposes.

Net income per Unit amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership
Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments consisting only of normal recurring accruals, necessary to present fairly the results for the interim periods.

2.  Related Party Transactions

An affiliate of the Managing General Partner provided property management services for two properties and for five buildings at the Chesterbrook Corporate Center as of March 31, 1995 and 1994. The Partnership paid the affiliate management fees of approximately $46,000 and $42,000 for the three months ended March 31, 1995 and 1994, respectively.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For each of the three-month periods ended March 31, 1995 and 1994, the Partnership incurred approximately $106,000 for these services.

As of March 31, 1995, the affiliates were owed approximately $51,000 for these services.

3.  Subsequent Event

    On April 27, 1995, the Partnership paid a cash distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $1,691,317, with $1,522,185 distributed to the Limited Partners and $169,132 to the General Partners.

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

The Partnership's liquidity depends in part upon cash flow from operations of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the three months ended March 31, 1995, all of the Partnership's property investments generated positive cash flow from operations, and it is anticipated that they will continue to do so.

During the three months ended March 31, 1995, the Partnership's cash flow from operations and distributions from joint ventures exceeded distributions to investors and capital expenditures.

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

Pasadena Financial Center has experienced damage to the exterior walls. The Partnership's share of these costs is anticipated to exceed $420,000. The partnership which owns the property does not expect to receive any insurance proceeds for this damage; however, in 1994, it initiated a lawsuit against the original building contractor and architect to seek recovery of these costs.

The Vanguard Group vacated its space in two of the buildings at the Chesterbrook property in November 1993 and October 1994, and will vacate its remaining space upon the expiration of its leases in November 1995. In September 1994, the partnership which owns the property signed leases with two new tenants to fill a significant portion of the space vacated to date. During the three months ended March 31, 1995, the Partnership contributed approximately $200,000 for its share of capital expenditures needed to re-lease this space.

In 1995, the Partnership expects to fund significant capital expenditures in order to attract new tenants to vacant space at the Chesterbrook property and Pasadena Financial Center, and to contribute approximately $200,000, its share of planned building improvements, to the Taxter joint venture.

The Partnership expects that for the remainder of 1995, capital expenditures and cash distributions will be funded from operating cash flows, distributions from joint ventures and existing cash reserves.

On April 27, 1995, the Partnership paid the first quarter distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $1,691,317, with $1,522,185 distributed to the Limited Partners and $169,132 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three-month period ended March 31, 1995 compared to 1994 are primarily attributable to the following:

The decrease in rental income in 1995 compared to 1994 is primarily due to the above-mentioned restructuring of the lease with Countrywide at Pasadena Financial Center.

A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, a market in which the vacancy rate is approximately 14%. During the first quarter of 1995, occupancy at the property increased to 93%. Vanguard has been vacating its space to move into its own newly-constructed space in this market. This, and other new construction in the Valley Forge area, will cause the office market to deteriorate further. Leases totaling 20% of the space are scheduled to expire during the remainder of 1995 and in 1996.

The office market in Westchester County, New York, the location of Taxter Corporate Park, has a current vacancy level of approximately 22%. It is unlikely that this vacant space will be absorbed in the market for several years. However, during the first quarter of 1995, average occupancy at the property remained stable at 99%. Leases covering 21% of the property's space expire in 1996.

The Reston market in Virginia, the location of Tech Park Reston, has a vacancy rate of 16% due to the contraction of the high-tech and defense firms which are the major tenants in the market. The leases with Sprint Communications, which occupies 100% of the space, expire in 2003. Sprint has the option to terminate its leases on two of the three buildings beginning in 1997 and 1998.

In Pasadena, California, the location of Pasadena Financial Center, the office market overall vacancy rate is approximately 15%, and it is expected to deteriorate in the near term, primarily as a result of downsizing by Countrywide and another large employer in the market. During the first quarter of 1995, average occupancy at the property was approximately 81%. No significant leases are scheduled to expire in the near future.

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



                                         DEAN WITTER REALTY INCOME
                                           PARTNERSHIP IV, L.P.

                                  By:    Dean Witter Realty Fourth Income
                                           Properties Inc.
                                         Managing General Partner



Date:  May 12, 1995               By:    /S/E. Davisson Hardman, Jr.
                                         E. Davisson Hardman, Jr.
                                         President


Date:  May 12, 1995               By:    /s/Lawrence Volpe
                                         Lawrence Volpe
                                         Controller
                                         (Principal Financial and
                                          Accounting Officer)