Form 10-Q
period 1995-06-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1995-08-14
CIK 819342

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                   For the period ended June 30, 1995

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

                                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                   CONSOLIDATED BALANCE SHEETS
                                                             June 30,              December 31,
                                                              1995                    1994


                                             ASSETS
Cash and cash equivalents, at cost,
  which approximates market                               $  6,549,050             $  6,168,565

Real estate, at cost:
  Land                                                       8,984,865                8,984,865
  Buildings and improvements                                84,980,133               84,844,156
                                                            93,964,998               93,829,021
  Accumulated depreciation                                  18,088,749               16,766,957
                                                            75,876,249               77,062,064

Investments in joint ventures                               54,446,992               55,074,536

Deferred expenses, net                                       1,360,185                1,364,966

Other assets                                                 2,106,537                1,806,054


                                                          $140,339,013             $141,476,185

                                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                  $    741,661             $    443,389

Minority interests in consolidated
  joint ventures                                            29,757,028               30,193,571
                                                            30,498,689               30,636,960
Partners' capital (deficiency):
  General partners                                          (2,532,738)              (2,432,847)
  Limited partners ($500 per Unit,
      304,437 Units issued)                                112,373,062              113,272,072
                                                           109,840,324              110,839,225

                                                          $140,339,013             $141,476,185

See accompanying notes to consolidated financial statements.
/TABLE

                                  DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                         CONSOLIDATED STATEMENTS OF INCOME

                                 Three and six months ended June 30, 1995 and 1994

                                                        Three months ended                 Six months ended
                                                             June 30,                           June 30,
                                                       1995          1994                 1995          1994

Revenues:

   Rental                                           $2,105,546      $2,263,153          $3,999,685      $4,317,179
   Equity in earnings of joint ventures                664,208         729,969           1,271,963       1,394,838
   Interest and other                                  111,468          15,196             217,792         118,462
                                                     2,881,222       3,008,318           5,489,440       5,830,479


Expenses:

   Property operating                                  356,556         437,795             690,808         786,230
   Depreciation                                        660,910         749,590           1,321,792       1,434,128
   Amortization                                         48,054          51,819              91,923         102,412
   General and administrative                          137,514         151,331             288,619         302,662
                                                     1,203,034       1,390,535           2,393,142       2,625,432

Income before minority interests                     1,678,188       1,617,783           3,096,298       3,205,047

Minority interests                                     398,650         355,096             712,565         728,386

   Net income                                       $1,279,538      $1,262,687          $2,383,733      $2,476,661

Net income per Unit of limited
   partnership interest                                  $3.79           $3.73               $7.05           $7.32

See accompanying notes to consolidated financial statements.
/TABLE

                         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                 Six months ended June 30, 1995



                                                Limited            General
                                                Partners           Partners             Total
Partners' capital (deficiency)
   at January 1, 1995                        $113,272,072        $(2,432,847)       $110,839,225

Net income                                      2,145,360            238,373           2,383,733

Cash distributions                             (3,044,370)          (338,264)         (3,382,634)

Partners' capital (deficiency)
   at June 30, 1995                          $112,373,062        $(2,532,738)       $109,840,324





See accompanying notes to consolidated financial statements.

                         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Six months ended June 30, 1995 and 1994
                                                                   1995               1994
Cash flows from operating activities:
  Net income                                                   $  2,383,733      $  2,476,661
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                  1,321,792         1,434,128
    Amortization                                                     91,923           102,412
    Minority interest in joint ventures' operations                 712,565           728,386
    Equity in earnings of joint ventures                         (1,271,963)       (1,394,838)
    Increase in operating assets:
      Other assets                                                 (300,483)         (350,500)
      Deferred expenses                                             (87,142)          (51,783)
    Increase in operating liabilities:
      Accounts payable and accrued liabilities                      298,274             8,299

        Net cash provided by operating activities                 3,148,699         2,952,765

Cash flows from investing activities:
  Additions to buildings & improvements                            (135,977)       (1,235,292)
  Additional investments by minority interests                       96,696           566,312
  Investments in joint ventures                                    (804,851)         (515,806)
  Distributions from joint ventures                               2,704,359         2,784,539
  Minority interests in joint ventures' distributions            (1,245,807)       (1,219,986)

        Net cash provided by investing activities                   614,420           379,767

Cash flows from financing activities:
  Cash distributions                                             (3,382,634)       (3,382,634)

Increase (decrease) in cash and cash equivalents                    380,485           (50,102)

Cash and cash equivalents at beginning of period                  6,168,565         7,166,996

Cash and cash equivalents at end of period                     $  6,549,050      $  7,116,894

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

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim periods.

2.  Related Party Transactions

An affiliate of the Managing General Partner provided property management services for two properties and for five buildings at the Chesterbrook Corporate Center as of June 30, 1995 and 1994. The Partnership paid the affiliate management fees of approximately $87,000 and $84,000 for the six months ended June 30, 1995 and 1994, respectively.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For each of the six-month periods ended June 30, 1995 and 1994, the Partnership incurred approximately $203,000 for these services.

As of June 30, 1995, the affiliates were owed approximately $48,000 for these services.

3.  Subsequent Event

On July 28, 1995, the Partnership paid a cash distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $1,691,317, with $1,522,185 distributed to the Limited Partners and $169,132 to the General Partners.

 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

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

Many real estate markets are stabilizing, primarily due to the continued absence of significant construction activity. However, the recovery of the office market has been and may continue to be slow, because tenant demand is weak, as a result of slow job growth.

Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

The Partnership's liquidity depends in part upon cash flow from operations of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the six months ended June 30, 1995, all of the Partnership's property investments generated positive cash flow from operations, and it is anticipated that they will continue to do so.

During the six months ended June 30, 1995, the Partnership's cash flow from operations and distributions from joint ventures exceeded distributions to investors and capital expenditures.

Countrywide Credit Industries, Inc., the largest tenant at Pasadena Financial Center, is consolidating its operations in Pasadena, and the partnership which owns the property has agreed to a restructuring of its lease with Countrywide. Effective January 1, 1995, Countrywide was allowed to give back approximately 35% of the space it leased, and its base rent was slightly reduced on its remaining space (approximately 36% of the property) over the next six years, in exchange for an extension of the lease term on the remaining space for ten years, to September 2011. The Partnership completed this restructuring without incurring any new tenant improvement obligations on the space, and at below-market leasing commission rates. After 2004, rents will increase ten percent for the remainder of the lease term. Considering the current market and economic conditions in Pasadena, CA, as discussed below under Operations, and the credit-worthiness of Countrywide, the Managing General Partner considers the terms of the new agreement favorable. The cash flow from this property is expected to be stable for a total of sixteen years at a higher level than comparable current market rents.

Pasadena Financial Center has experienced damage to the exterior walls. The Partnership's share of the costs to repair such damage is anticipated to exceed $420,000; the repair work is expected to begin in the third quarter of 1995. The partnership which owns the property does not expect to receive any insurance proceeds for this damage; however, in 1994, it initiated a lawsuit against the original building contractor and architect to seek recovery of these costs. The Partnership also expects to fund $238,000 at Pasadena Financial Center to upgrade the building's fire/life safety system, elevators, main lobby and entrance.

At the Chesterbrook property, the Vanguard Group will vacate its remaining space upon the expiration of its leases in November 1995. During the six months ended June 30, 1995, the Partnership contributed approximately $679,000 for its share of capital expenditures needed to re-lease a significant portion of vacant space at the Chesterbrook property.

During the remainder of 1995, the Partnership expects to fund significant capital expenditures in order to attract new tenants to vacant space at the Chesterbrook property and Pasadena Financial Center, and to contribute approximately $180,000, its share of planned building improvements, to the Taxter joint venture.

The Partnership expects that for the remainder of 1995, capital expenditures and cash distributions will be funded from operating cash flows, distributions from joint ventures and existing cash reserves.

On July 28, 1995, the Partnership paid the second quarter distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $1,691,317, with $1,522,185 distributed to the Limited Partners and $169,132 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the six and three-month periods ended June 30, 1995 compared to 1994 are primarily attributable to the following:

The decreases in rental income are primarily due to the above-mentioned restructuring of the lease with Countrywide at Pasadena Financial Center.

The decreases in equity in earnings of joint ventures are primarily due to increased depreciation and amortization expenses which result from increased capital expenditures at the Chesterbrook property. These decreases are partially offset by increased rental income at the Chesterbrook property.

The decreases in property operating expenses are primarily due to decreased costs incurred at Pasadena Financial Center.

Depreciation expense decreased because there has been no depreciation on the tenant improvements on the space at Pasadena Financial Center which Countrywide gave back effective January 1, 1995. These assets were written-off by the Partnership in 1994.

A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, a market in which the vacancy rate is approximately 14%. At June 30, 1995, occupancy at the property was 93% (including two tenants who moved into its space in the third quarter of 1995). Vanguard has been vacating its space to move into its own newly-constructed space in this market. This, and other new construction in the Valley Forge area, will likely cause the office market to deteriorate further. Leases totaling 14% of the space are scheduled to expire during the remainder of 1995 and in 1996.

The office market in Westchester County, New York, the location of Taxter Corporate Park, has a current vacancy level of approximately 22%. It is unlikely that this vacant space will be absorbed in the market for several years. However, during the second quarter of 1995, average occupancy at the property remained stable at 99%. Leases covering 21% of the property's space expire in 1996.

The Reston market in Virginia, the location of Tech Park Reston, has a vacancy rate of 16% due to the contraction of the high-tech and defense firms which are the major tenants in the market. The leases with Sprint Communications, which occupies 100% of the space, expire in 2003. Sprint has the option to terminate its leases on two of the three buildings beginning in 1997 and 1998.

In Pasadena, California, the location of Pasadena Financial Center, the office market overall vacancy rate is approximately 15%, and it is expected to deteriorate in the near term, primarily as a result of the downsizing of large employers in the market. At June 30, 1995, occupancy at the property was approximately 91% (including one tenant who moved into its space in the third quarter of 1995). No significant leases are scheduled to expire in the near future.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

   a)     Exhibits - not applicable.

   b)     Reports on Form 8-K -
            Report dated May 30, 1995 of the Valuation per Unit of Limited Partnership Interest at December 31, 1994.

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



                                                DEAN WITTER REALTY INCOME
                                                  PARTNERSHIP IV, L.P.

                                        By:     Dean Witter Realty Fourth Income
                                                  Properties Inc.
                                                Managing General Partner



Date:  August 14, 1995                  By:     /s/E. Davisson Hardman, Jr.
                                                E. Davisson Hardman, Jr.
                                                President


Date:  August 14, 1995                  By:     /s/Lawrence Volpe
                                                Lawrence Volpe
                                                Controller
                                                (Principal Financial and
                                                  Accounting Officer)