Form 10-Q
period 1995-09-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1995-11-14
CIK 819342

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                For the period ended September 30, 1995

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

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                         CONSOLIDATED BALANCE SHEETS
                                             September 30,        December 31,
                                                 1995                1994


                                   ASSETS
Cash and cash equivalents, at cost,
which approximates market                    $  6,401,126         $  6,168,565

Real estate, at cost:
Land                                            8,984,865            8,984,865
Buildings and improvements                     85,225,104           84,844,156
                                               94,209,969           93,829,021
Accumulated depreciation                       18,753,892           16,766,957
                                               75,456,077           77,062,064

Investments in joint ventures                  54,157,411           55,074,536

Deferred expenses, net                          1,314,287            1,364,966

Other assets                                    2,254,851            1,806,054


                                             $139,583,752         $141,476,185

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities     $    728,158         $    443,389

Minority interests in consolidated
joint ventures                                 29,547,622           30,193,571
                                               30,275,780           30,636,960
Partners' capital (deficiency):
General partners                               (2,585,973)          (2,432,847)
Limited partners ($500 per Unit,
     304,437 Units issued)                                  111,893,945               113,272,072
                                                            109,307,972               110,839,225

                                                           $139,583,752              $141,476,185

                   See accompanying notes to consolidated financial statements.
/TABLE

                                   DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                          CONSOLIDATED STATEMENTS OF INCOME

                               Three and nine months ended September 30, 1995 and 1994
                                                        Three months ended                   Nine months ended
                                                          September 30,                         September 30,
                                                       1995          1994                   1995          1994

Revenues:
  Rental                                             $2,074,814      $2,174,827           $6,074,499      $6,492,006
  Equity in earnings of joint ventures                  554,136         948,066            1,826,099       2,342,904
  Interest and other                                    111,345          76,258              329,137         194,720
                                                      2,740,295       3,199,151            8,229,735       9,029,630


Expenses:
  Property operating                                    343,625         393,112            1,034,433       1,179,342
  Depreciation                                          665,143         718,299            1,986,935       2,152,427
  Amortization                                           45,898          51,541              137,821         153,953
  General and administrative                            143,007          82,309              431,626         384,971
                                                      1,197,673       1,245,261            3,590,815       3,870,693

Income before minority interests                      1,542,622       1,953,890            4,638,920       5,158,937

Minority interests                                      383,657         370,742            1,096,222       1,099,128

Net income                                           $1,158,965      $1,583,148           $3,542,698      $4,059,809

Net income allocated to:
  Limited partners                                   $1,043,068      $1,424,833           $3,188,428      $3,653,828
  General partners                                      115,897         158,315              354,270         405,981
                                                     $1,158,965      $1,583,148           $3,542,698      $4,059,809

Net income per Unit of limited
  partnership interest                                    $3.43           $4.68               $10.47          $12.00

                            See accompanying notes to consolidated financial statements.
/TABLE

                          DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                               Nine months ended September 30, 1995



                                                 Limited            General
                                                 Partners           Partners             Total
Partners' capital (deficiency)
  at January 1, 1995                          $113,272,072        $(2,432,847)       $110,839,225

Net income                                       3,188,428            354,270           3,542,698

Cash distributions                              (4,566,555)          (507,396)         (5,073,951)

Partners' capital (deficiency)
  at September 30, 1995                       $111,893,945        $(2,585,973)       $109,307,972











                   See accompanying notes to consolidated financial statements.
/TABLE

                          DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Nine months ended September 30, 1995 and 1994

                                                                     1995               1994
Cash flows from operating activities:
  Net income                                                     $  3,542,698      $  4,059,809
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                    1,986,935         2,152,427
    Amortization                                                      137,821           153,953
    Minority interest in joint ventures' operations                 1,096,222         1,099,128
    Equity in earnings of joint ventures                           (1,826,099)       (2,342,904)
    Increase in operating assets:
      Other assets                                                   (448,797)         (474,465)
      Deferred expenses                                               (87,142)          (51,783)
    Increase in operating liabilities:
      Accounts payable and accrued liabilities                        284,769              8,903

        Net cash provided by operating activities                   4,686,407          4,605,068

Cash flows from investing activities:
  Additions to buildings & improvements                              (380,948)       (1,255,661)
  Investments in joint ventures                                    (1,060,988)         (769,855)
  Distributions from joint ventures                                 3,804,212         3,829,182

        Net cash provided by investing activities                   2,362,276         1,803,666

Cash flows from financing activities:
  Cash distributions                                               (5,073,951)       (5,073,951)
  Additional investments by minority interests                        204,484           575,275
  Minority interests in joint ventures' distributions              (1,946,655)       (1,861,686)

        Net cash used in financing activities                      (6,816,122)       (6,360,362)

Increase in cash and cash equivalents                                 232,561            48,372

Cash and cash equivalents at beginning of period                    6,168,565         7,166,996

Cash and cash equivalents at end of period                       $  6,401,126      $  7,215,368

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

The Partnership does not expect that adoption of SFAS 121 regarding impairment of the Partnership's assets will have a significant impact on the Partnership's financial statements.

2.   Related Party Transactions

An affiliate of the Managing General Partner provided property management services for two properties and for five buildings at the Chesterbrook Corporate Center as of September 30, 1995 and 1994. The Partnership paid the affiliate management fees of approximately $128,000 and $130,000 for the nine months ended September 30, 1995 and 1994, respectively.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For each of the nine-month periods ended September 30, 1995 and 1994, the Partnership incurred approximately $302,000 for these services.

As of September 30, 1995, the affiliates were owed approximately $48,000 for these services.

3.   Subsequent Event

On October 30, 1995, the Partnership paid a cash distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $1,691,317, with $1,522,185 distributed to the Limited Partners and $169,132 to the General Partners.

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

Many real estate markets are stabilizing. Continued space absorption and restrained construction have reduced vacancy levels of office properties in certain markets. With the substantial amount of office space still available however, office rental rates are improving only modestly and in select regions. At current rental rates, significant office construction activity is considered unlikely in the near-term in all but a few markets.

Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

The Partnership's liquidity depends upon cash flow from operations of its properties (including those in which it is an equity investor, as well as those it owns), expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the nine months ended September 30, 1995, all of the Partnership's property investments generated positive cash flow from operations, and it is anticipated that they will continue to do so.

During the nine months ended September 30, 1995, the Partnership's cash flow from operations and distributions from joint ventures exceeded distributions to investors and capital expenditures.

Countrywide Credit Industries, Inc., the largest tenant at Pasadena Financial Center, is consolidating its operations in Pasadena, and the partnership which owns the property agreed to a restructuring of its lease with Countrywide. Effective January 1, 1995, Countrywide was allowed to give back approximately 35% of the space it leased, and its base rent was slightly reduced on its remaining space (approximately 36% of the property) over the next six years, in exchange for an extension of the lease term on the remaining space for ten years, to September 2011. The Partnership completed this restructuring without incurring any new tenant improvement obligations on the space, and at below-market leasing commission rates. After 2004, rents will increase ten percent for the remainder of the lease term. Considering the market and economic conditions in Pasadena, CA at the time of the extension and the credit-worthiness of Countrywide, the Managing General Partner considers the terms of the new agreement favorable. The cash flow from this property is expected to be stable for a total of sixteen years at a higher level than comparable current market rents.

Pasadena Financial Center has experienced non-critical damage to the exterior walls. The Partnership's share of the costs to repair such damage is anticipated to exceed $420,000; the repair work is expected to begin in 1996. The partnership which owns the property does not expect to receive any insurance proceeds for this damage; however, in 1994, it initiated a lawsuit against the original building contractor and architect to seek recovery of these costs. The Partnership also expects to fund up to $238,000 at Pasadena Financial Center to upgrade the building's fire/life safety system, elevators, main lobby and entrance.

During the nine months ended September 30, 1995, the Partnership has funded capital expenditures of $252,000 (net of contributions by the minority interest) at Pasadena Financial Center, and, at September 30, 1995, has commitments to fund approximately $350,000 of capital expenditures in addition to those needed for the repairs to the exterior walls.

At the Chesterbrook property, the Vanguard Group will vacate its remaining space upon the expiration of its leases in November 1995. During the nine months ended September 30, 1995, the Partnership contributed approximately $729,000 for its share of capital expenditures needed to re-lease a significant portion of vacant space at the Chesterbrook property.

At the Taxter property, the lease of Fuji Photo USA, Inc., which occupies approximately 24% of the property's space was scheduled to terminate in March 1996; however, Fuji has exercised its renewal option which extends through March 2002 at a rent to be agreed upon which is approximately equal to ninety percent of current rental rates in the Westchester market. Because market rates have deteriorated in this market since Fuji signed its original lease, rental revenue and cash flow from Fuji during the renewal term will be significantly lower than what the Partnership currently receives.

During the nine months ended September 30, 1995, the Partnership contributed approximately $330,000 to the Taxter Joint Venture for the Partnership's share of lease-related capital expenditures ($195,000) and building improvements ($135,000), and, at September 30, 1995, has commitments to contribute an additional $185,000 to the joint venture for the Partnership's share of remaining building improvements ($125,000) and expected leasing commissions to be incurred from Fuji's lease renewal ($60,000).

The Partnership also expects to fund significant capital expenditures in order to attract new tenants to vacant space at the Chesterbrook property and Pasadena Financial Center.

The Partnership expects that for the remainder of 1995 and in 1996, capital expenditures and cash distributions will be funded from operating cash flows, distributions from joint ventures and existing cash reserves.

The increase in other assets during the nine months ended September 30, 1995 primarily results from increases in the accrual to recognize rental revenue on a straight-line basis.

The increase in accounts payable and accrued liabilities during the nine months ended September 30, 1995 is due to normal accrual of real estate taxes and an accrual for an unpaid distribution payable to the minority interest in the partnership which owns Tech Park Reston.

The Partnership does not expect that adoption of SFAS 121 regarding impairment of the Partnership's assets will have a significant impact on the Partnership's financial statements.

On October 30, 1995, the Partnership paid the third quarter distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $1,691,317, with $1,522,185 distributed to the Limited Partners and $169,132 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the nine and three-month periods ended September 30, 1995 compared to 1994 are primarily attributable to the following:

The decreases in rental income are due to the above-mentioned restructuring of the lease with Countrywide at Pasadena Financial Center.

The decreases in equity in earnings of joint ventures are primarily due to increased depreciation and amortization expenses on increased capital expenditures at the Chesterbrook property, and decreased pass-through income from the tenants which leased the space vacated by the Vanguard Group in December 1994. These decreases are partially offset by increased rental income at the Chesterbrook property.

The increases in interest and other income are primarily due to an increase in interest rates on the Partnership's cash equivalent investments and higher other operating income earned at Pasadena
Financial Center.

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

A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, a market in which the vacancy rate is approximately 16%. At September 30, 1995, occupancy at the property was 93%. Vanguard has been vacating its space to move into its own newly-constructed space in this market. This, and other new construction in the Valley Forge area, will likely cause the office market to deteriorate. Leases totaling 14% of the space are scheduled to expire during the remainder of 1995 and in 1996.

The office market in Westchester County, New York, the location of Taxter Corporate Park, has a current vacancy level of approximately 22%. It is unlikely that this vacant space will be absorbed in the market for several years. However, during the third quarter of 1995, average occupancy at the property remained stable at 99%. No significant leases are scheduled to expire before 1997.

The Reston market in Virginia, the location of Tech Park Reston, has a vacancy rate of 16% due to the contraction of the high-tech and defense firms which are the major tenants in the market. The leases with Sprint Communications, which occupies 100% of the space, expire in 2003. Sprint has the option to terminate its leases on two of the three buildings beginning in 1997 and 1998.

In Pasadena, California, the location of Pasadena Financial Center, the office market overall vacancy rate is approximately 15%. At September 30, 1995, occupancy at the property was approximately 91%. No significant leases are scheduled to expire before 1997.

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



                                                  DEAN WITTER REALTY INCOME
                                                    PARTNERSHIP IV, L.P.

                                         By:      Dean Witter Realty Fourth
                                                    Income Properties Inc.
                                                  Managing General Partner



Date:  November 14, 1995                 By:      /s/E. Davisson Hardman, Jr.
                                                  E. Davisson Hardman, Jr.
                                                  President


Date:  November 14, 1995                 By:      /s/Lawrence Volpe
                                                  Lawrence Volpe
                                                  Controller
                                                  (Principal Financial and
                                                   Accounting Officer)