Form 10-K
period 1995-12-31
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1996-04-01
CIK 819342

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549

                                          FORM 10-K

[ X ]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934
                         For the fiscal year ended December 31, 1995

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

       The Managing General Partner of the Partnership is Dean Witter Realty Fourth Income Properties Inc. (the "Managing General Partner"), a Delaware corporation which is wholly owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Income Associates IV, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth below in footnote 7 to the consolidated financial statements in
Item 8 and in Item 13.

       The Partnership issued 304,437 units of limited partnership interest (the "Units") for $152,218,500. The offering has been terminated and no additional Units will be sold.

       The proceeds from the offering were used to make equity investments in four office properties which were acquired without permanent mortgage debt. The properties are described below in Item 2.

       The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is in the Partnership's financial statements in Item
8 below.

       The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. Further information regarding competition and market conditions where the Partnership's properties are located is set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

       The Partnership has no employees.

       All of the Partnership's business is conducted in the United
States.

ITEM 2.  PROPERTIES.

       The Partnership's principal offices are located at Two World Trade Center, New York, New York, 10048. The Partnership has no other offices.


       The Partnership owns through partnership interests the following four property interests, none of which is encumbered by indebtedness. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, all of the properties are adequately covered by insurance.

                                            Year            Acquisition      Net Rentable        Type of Ownership
                                         Completed/            Cost              Area               of land and
      Property and Location                Acquired           ($000)         (000 sq. ft.)         Improvements
Technology Park Reston,
  Reston, VA                           1983-1985/1987        $37,460              374            65.0% General Partner-
  3 Office buildings                                                                             ship interest1

Chesterbrook Corp. Center,
  Valley Forge, PA                     1982-1987/1987        $50,000              621            41.2% General Partner-
  8 Office buildings                                                                             ship interest2

Taxter Corporate Park,
  Westchester, NY                        1987-1988/          $21,002              345            40.6% General Partner-
  2 Office buildings                        1988                                                 ship interest3

Pasadena Financial Center,                1983/1989          $17,055              147            56% General Partner-
  Pasadena, CA                                                                                   ship interest4
  Office building
<footnotes>


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

    In 1995, the Partnership recorded a loss on impairment of the Pasadena Financial Center property of approximately $7.8 million ($4.4 million after minority interest). See Note 4 to the consolidated financial statements. Also, in 1995, the partnership which owns the Chesterbrook Corporate Center recorded a loss on impairment of the property. The Partnership's share (approximately $16.0 million) of this loss is included in equity in earnings (losses) of joint ventures. See note 5 to the consolidated financial statements.


    Affiliates of the Partnership are the property manager for Taxter Corporate Park and Pasadena Financial Center and the co-property manager of five buildings at the Chesterbrook Corporate Center.

    Further information relating to the Partnership's properties is included below in Item 7 and footnotes 4, 5 and 6 to the consolidated financial statements included in Item 8.

ITEM 3.     LEGAL PROCEEDINGS.

On December 27, 1995, a class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. and others as defendants was filed in Superior Court in California. The complaint alleges fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and seeks compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants have removed the case to the United States District Court for the Southern District of California. The parties have signed a stipulation requesting that the action be transferred to the United States District Court for the Southern District of New York. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

On February 14, 1996, a class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter Discover & Co., and Dean Witter Reynolds Inc. as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges reckless and/or negligent misrepresentation and nondisclosure, breach of fiduciary duty and related claims and seeks an accounting of profits and recissory and/or compensatory damages in unspecified amounts. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

On February 23, 1996, a class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter Discover & Co., Dean Witter Reynolds Inc. and others as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in unspecified amounts, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

On February 29, 1996, a class action lawsuit (the "Segel Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter Reynolds Inc., Dean Witter Discover & Co. and others as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in unspecified amounts, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                                          PART II.

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

    An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow its limited partners (the "Limited Partners") to transfer their Units if a suitable buyer can be located.

    As of March 18, 1996, there were 18,218 holders of limited partnership interests.

    The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

    During each of the years ended December 31, 1995 and 1994, the Partnership paid cash distributions aggregating $6,765,268, with $6,088,740 distributed to the Limited Partners and $676,528 to the General Partners. The distributions aggregated $20.00 per Unit to the Limited Partners.

    On January 29, 1996, the Partnership paid the fourth quarter distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $1,691,317, with $1,522,185 distributed to the Limited Partners and $169,132 to the General Partners.

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

    Taxable income generally will be allocated in the same proportions as distributions of distributable cash or sale or financing proceeds (except that the General Partners must be allocated at least 1% of taxable income from the sale or financing). In the event there is no distributable cash or sale or financing proceeds, taxable income will be allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General Partners.


     ITEM 6.  SELECTED FINANCIAL DATA.

        The following sets forth a summary of selected financial data for the
     Partnership:

                                    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                              Years ended December 31, 1995, 1994, 1993, 1992, and 1991

                                      1995             1994            1993            1992           1991

                                                                               3
Total revenues                  $   (4,999,134)1   $11,219,617      $3,378,022      $11,967,169    $9,039,327
                                               2                               3
Net income (loss)                $  (15,490,563)    $4,588,878      $(2,932,582)     $5,694,967    $5,588,914
Net income (loss) per Unit of
  limited partnership
  interest                             $(45.79)         $13.57          $(8.67)          $16.84        $16.52
Cash distributions paid
  per Unit of limited
  partnership interest4                 $20.00          $20.00          $20.00           $22.50        $30.00
Total assets at December 31       $115,021,277    $141,476,185    $144,340,130     $154,985,388  $144,245,371
<footnotes>
1.  Includes the Partnership's share ($16,027,387) of loss on impairment of the Chesterbrook property (see Item 7 and Note 5 to the consolidated financial statements).

2.  Includes a loss on impairment of Pasadena Financial Center ($4,348,954, net of minority interest) in addition to the
    Chesterbrook loss described in Note 1 (see item 7 and Notes 4 and 5 to the consolidated financial statements).

3.  Includes the Partnership's share ($8,644,627) of loss on impairment of the Taxter property (see Item 7 and Note 5 to the consolidated financial statements).

4.  Distributions paid to Limited Partners include returns of capital per Unit of limited partnership interest of $20.00, $6.43,
    $20.00, $5.66 and $13.48 for the years ended December 31, 1995, 1994, 1993, 1992 and 1991, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

    The above financial data should be read in conjunction with the consolidated financial statements in Item 8.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

           Liquidity and Capital Resources

           The Partnership raised $152,218,500 in a public offering of 304,437 units which was terminated in 1988. The
Partnership has no plans to raise additional capital.

           The Partnership made four investments in partnerships which own interests in properties, on an all-cash basis. The
Partnership's acquisition program has been completed. No additional investments are planned.

           Many real estate markets are stabilizing, primarily due to the continued absence of significant construction activity. For example, vacancy in the office market in suburban Philadelphia (the location of Chesterbrook Corporate Center) decreased from 16% to 12% during the second half of 1995. However, office vacancy levels in Westchester County, New York (the location of Taxter Corporate Park) and Southern California (the location of Pasadena Financial Center) remain essentially unchanged from the prior year as certain large corporations and financial companies continue to restructure and consolidate their operations. In most markets, office construction is limited to build-to-suit projects. The Managing General Partner currently plans to offer for sale certain of the Partnership's office properties over the next several years with the objective of completing sales of all of the Partnership's properties by 1998. However, there can be no assurance that all properties will be sold.

           The Partnership's liquidity depends upon cash flow from operations of its properties (including those in which it is an equity investor), expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. In addition, the Partnership's liquidity will be affected by the sale of the Partnership's properties. In 1995, all of the Partnership's property investments generated positive cash flow from operations, and it is anticipated that they will continue to do so.

           In 1995, cash flow from operations and distributions from joint ventures exceeded distributions to investors, capital expenditures and contributions to the joint ventures.


            Effective January 1, 1995, the Partnership and Countrywide Credit Industries, Inc. ("Countrywide"), the largest tenant at Pasadena Financial Center, restructured Countrywide's lease. Current rents were reduced and Countrywide gave back certain of its space in exchange for an extension of the lease term on the remaining space for ten
years, to September 2011.   After 2004, rents will increase
ten percent for the remainder of the lease term. Considering the market and economic conditions in Pasadena, CA, at the time of the extension and the credit-worthiness of Countrywide, the Managing General Partner considers the terms of the new agreement favorable. The cash flow from this property is expected to be stable for a total of sixteen years at a higher level than comparable current market rents. The Partnership completed this restructuring without incurring any new tenant improvement costs, and at below-market leasing commission rates.

           Pasadena Financial Center has experienced non-critical damage to the exterior walls. The Partnership's share of the costs to repair such damage is anticipated to exceed
$420,000; the repair work is expected to begin in 1996. The partnership which owns the property does not expect to be able to recover the repair costs through insurance; however, in 1994, it initiated a lawsuit against the original building contractor and architect to seek recovery of these costs.
The Partnership also expects to fund at least $260,000 at Pasadena Financial Center to upgrade the building's fire/life safety system, elevators, main lobby, common areas and entrance.

           In 1995, the Partnership made capital expenditures of $436,000 (net of contributions by the minority interest) at Pasadena Financial Center and, at December 31, 1995, has commitments to fund approximately $244,000 of capital expenditures in addition to those needed to repair the exterior walls.

           In 1995, the Partnership contributed approximately
$781,000, its share of capital expenditures needed to re-lease a significant portion of vacant space, to the Chesterbrook joint venture, and $470,000, its share of building improvements and tenant-related capital expenditures, to the Taxter joint venture.

           As of December 31, 1995, the Partnership has commitments to fund approximately $1,000,000, its share of capital expenditures, primarily to the Chesterbrook joint venture.

           The Partnership expects that in 1996, it will need to draw upon its cash reserves, in addition to cash flow from operations and distributions from joint ventures, to fund capital expenditures, contributions to joint ventures and cash distributions.

           At the Taxter property, Fuji Photo USA, Inc. ("Fuji"), which occupies approximately 24% of the property's space, exercised its option to extend its leases through March 2001, at an effective rent which is approximately ninety percent of current rental rates in the Westchester market. In addition, Fuji will not pay any rent for the six months beginning April
1, 1996. The renewal was accomplished without incurring any expenditures for tenant improvements or significant leasing commissions. Because market rates have declined since Fuji signed its original lease, rental revenue and cash flow from Fuji during the renewal term will be significantly lower than what the Partnership currently receives. As a result of this renewal, the Partnership expects that cash distributions from the Taxter Joint Venture will be reduced by approximately $485,000 in 1996 compared to 1995.

           The joint venture which owns Tech Park Reston is discussing a restructuring of its leases with Sprint
Communications, the property's sole tenant. At present, it is uncertain whether the leases will be restructured and, if they are, what the effect of the restructuring on the Partnership's cash flow and income will be.

           Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

           The increase in Other Assets in 1995 primarily results from increases in the accrual to recognize rental revenue on a straight-line basis.

           On January 29, 1996, the Partnership paid the fourth quarter distribution of $5.00 per Unit to the Limited
Partners. The total cash distribution amounted to $1,691,317, with $1,522,185 distributed to the Limited
Partners and $169,132 to the General Partners.

Operations

           Fluctuations in the Partnership's operating results for the year ended December 31, 1995 compared to 1994 and for 1994 compared to 1993 are primarily attributable to the following:

           The increase in rental income in 1995 compared to 1994 and the decrease in 1994 compared to 1993 was primarily due to the write-off in 1994 of approximately $613,000 of receivables related to the accrual to recognize rental revenue on a straight-line basis. This write-off was attributable to the above-mentioned restructuring of the lease with Countrywide at Pasadena Financial Center.

           The decrease in equity in earnings (losses) of joint ventures in 1995 compared to 1994 was primarily attributable to the following costs and losses in 1995 at the Chesterbrook property: a) recognition by the Partnership of its approximately $16.0 million share of the impairment writedown of the property (see Note 5 to the consolidated financial statements); b) increased depreciation and amortization on increased capital expenditures; and c) decreased pass-through income from new tenants. These decreases were partially offset by increased rental income.

           The increase in equity in earnings (losses) of joint ventures in 1994 compared to 1993 was primarily attributable to the loss incurred in 1993 when the Partnership recorded its share (approximately $8.6 million) of the loss on impairment of the Taxter property. Excluding the 1993 loss, the equity in earnings (losses) of joint ventures decreased by approximately $425,000 in 1994 compared to 1993, primarily because of lower rental income from the Chesterbrook joint venture, partially offset by lower depreciation charges from the Taxter joint venture (due to the writedown of the property in 1993).

           In 1994, the Partnership received other income of $143,000 due to a lease termination at Pasadena Financial
Center. No lease termination income was received in 1995 or 1993.

           The decrease in property operating expenses in 1995 compared to 1994 is primarily due to a refund received in 1995 of prior year real estate taxes at Pasadena Financial Center. The increase in property operating expenses in 1994 compared to 1993 is due to increased costs incurred at Pasadena Financial Center.

           The decrease in depreciation and amortization expenses in 1995 compared to 1994 and the increase in these costs in 1994 compared to 1993 are primarily due to the write-off in 1994 of approximately $600,000 of tenant improvements and leasing commissions at Pasadena Financial Center relating to the space which Countrywide gave back pursuant to the restructuring of its leases.

           In 1995, the Partnership recorded a loss on impairment of the Pasadena Financial Center property of approximately
$7.8 million ($4.4 million after minority interest).  See
Note 4 to the consolidated financial statements.

           A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

           Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, an improving market with increasing demand and a current vacancy rate of approximately 12%. During 1995, average occupancy at the property was 91%, and currently, the property is 93% leased to 25 tenants (including two tenants which will move into their spaces in 1996). The leases of Philadelphia Electric Company (for approximately 23% of the space), Aetna Health Plans (for approximately 11% of the space), Dun and Bradstreet (for approximately 12% of the space) and Hewlett-Packard (for approximately 10% of the property's space) expire in 1998, 1999, 2000 and 2001, respectively. No leases for a significant amount of space expire before 1998.

           The office market in Westchester County, New York, the location of Taxter Corporate Park, has recently stabilized, and the current vacancy level in this market is approximately 22%. It is unlikely that this vacant space will be absorbed in the market for several years. However, during 1995, average occupancy at the property was 98%, and at December
31, 1995, the property was 99% leased to 24 tenants. KLM
Royal Dutch Airlines owns a long-term leasehold interest in approximately 20% of the space at the property. As discussed above in "Liquidity and Capital Resources", the leases of Fuji Photo Film, the other major tenant (for approximately
24% of the property's space) have been renewed through 2001. Other leases aggregating approximately 12% of the space are scheduled to expire in 1997.

           The Reston market in Virginia, the location of Tech Park Reston, has a vacancy rate of approximately 10%. The leases with Sprint Communications, which occupies 100% of the space, expire in 2003. Sprint has the option to terminate its leases on two of the three buildings (for approximately 96% of the property's space) beginning in 1997 and 1998. As discussed above in "Liquidity and Capital Resources", the joint venture which owns the property is discussing a modification of its leases with Sprint.

           In Pasadena, California, the location of Pasadena Financial Center, the office market overall vacancy rate is approximately 15%, and it is expected to remain constant as there has been a noticeable lack of movement in this market. However, during 1995, average occupancy at the property was 87%, and at December 31, 1995, the property was 91% occupied by 13 tenants. Leases totalling 17% of the property' space are scheduled to expire in 1997.

Inflation

           Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                                 INDEX

(a) Financial Statements
                                                                                                Page
Independent Auditors' Report                                                                     13
Consolidated Balance Sheets at December 31, 1995 and 1994                                        14
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1994 and 1993                                                               15
Consolidated Statements of Partners' Capital for the years ended
  December 31, 1995, 1994 and 1993                                                               16
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993                                                               17
Notes to Consolidated Financial Statements                                                     18-26



(b) Financial Statement Schedule                                           Schedule

Real Estate and Accumulated Depreciation                                     III               33-34

















All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report


To The Partners of
Dean Witter Realty Income Partnership IV, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Income Partnership IV, L.P. and consolidated partnerships (the "Partnership") as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Income Partnership IV, L.P. and consolidated partnerships as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   /s/Deloitte & Touche LLP
                                        DELOITTE & TOUCHE LLP


New York, New York
March 20, 1996

                            DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                      CONSOLIDATED BALANCE SHEETS

                                      December 31, 1995 and 1994


                                                                     1995                  1994

                                                ASSETS
Cash and cash equivalents                                        $  6,456,209          $  6,168,565

Real estate, at cost:
   Land                                                             8,004,189             8,984,865
   Buildings and improvements                                      78,767,318            84,844,156
                                                                   86,771,507            93,829,021
   Accumulated depreciation                                        19,430,363            16,766,957
                                                                   67,341,144            77,062,064

Investments in joint ventures                                      37,325,849            55,074,536

Deferred leasing commissions, net                                   1,268,490             1,364,966

Other assets                                                        2,629,585             1,806,054

                                                                 $115,021,277          $141,476,185


                                   LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                         $    213,948          $    443,389

Minority interest in consolidated
  joint ventures                                                   26,223,935            30,193,571
                                                                   26,437,883            30,636,960

Partners' capital (deficiency):
   General partners                                                (4,658,431)           (2,432,847)
   Limited partners ($500 per Unit,
     304,437 Units issued)                                         93,241,825           113,272,072
                                                                   88,583,394           110,839,225

                                                                 $115,021,277          $141,476,185



See accompanying notes to consolidated financial statements.

                            DEAN WITTER REALTY INCOME PARTNERSHIP IV, L .P.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                             Years ended December 31, 1995, 1994 and 1993




                                                           1995              1994            1993
Revenues:
   Rental                                            $  8,272,320        $ 7,722,477      $8,271,049
   Equity in earnings (losses) of
     joint ventures                                   (13,630,960)         3,039,383      (5,180,123)
   Interest and other                                     359,506            457,757         287,096
                                                       (4,999,134)        11,219,617       3,378,022

Expenses:
   Property operating                                   1,082,243          1,531,831       1,212,710
   Depreciation                                         2,663,406          3,326,776       2,747,963
   Amortization                                           183,618            349,853         186,920
   General and administrative                             585,574            533,801         605,323
   Loss on impairment of real estate                    7,765,989               -               -
                                                       12,280,830          5,742,261       4,752,916

Income (loss) before minority
   interests                                          (17,279,964)         5,477,356      (1,374,894)

Minority interests                                     (1,789,401)           888,478       1,557,688

Net income (loss)                                    $(15,490,563)       $ 4,588,878     $(2,932,582)

Net income (loss) allocated to:
   Limited partners                                  $(13,941,507)       $ 4,129,990     $(2,639,324)
   General partners                                    (1,549,056)           458,888        (293,258)
                                                     $(15,490,563)       $ 4,588,878     $(2,932,582)

Net income (loss) per Unit of limited
   partnership interest                                   $(45.79)            $13.57          $(8.67)




See accompanying notes to consolidated financial statements.

                           DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                             Years ended December 31, 1995, 1994 and 1993

                                                 Limited             General
                                                 Partners            Partners              Total
Partners' capital (deficiency)
   at January 1, 1993                          $123,958,886        $(1,245,421)        $122,713,465

Net loss                                         (2,639,324)          (293,258)          (2,932,582)

Cash distributions                               (6,088,740)          (676,528)          (6,765,268)

Partners' capital (deficiency)
   at December 31, 1993                         115,230,822         (2,215,207)         113,015,615

Net income                                        4,129,990            458,888            4,588,878

Cash distributions                               (6,088,740)          (676,528)          (6,765,268)

Partners' capital (deficiency)
 at December 31, 1994                            113,272,072        (2,432,847)         110,839,225

Net loss                                        (13,941,507)        (1,549,056)         (15,490,563)

Cash distributions                               (6,088,740)          (676,528)          (6,765,268)

Partners' capital (deficiency)
   at December 31, 1995                        $ 93,241,825        $(4,658,431)        $ 88,583,394




See accompanying notes to consolidated financial statements.

                            DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Years ended December 31, 1995, 1994 and 1993

                                                          1995           1994             1993
Cash flows from operating activities:
  Net income (loss)                                  $(15,490,563)    $ 4,588,878     $ (2,932,582)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                        2,663,406       3,326,776        2,747,963
    Amortization                                          183,618         349,853          186,920
    Equity in (earnings) losses of joint ventures      13,630,960      (3,039,383)       5,180,123
    Minority interest in earnings of
      consolidated joint ventures                      (1,789,401)        888,478        1,557,688
    Loss on impairment of real estate                   7,765,989            -                -
    (Increase) decrease in operating assets:
      Deferred expenses                                   (87,142)       (336,405)        (158,621)
      Other assets                                       (823,531)        307,350         (336,920)
    (Decrease) increase in operating liabilities:
      Accounts payable and accrued liabilities           (229,441)        165,997          (38,859)

        Net cash provided by operating activities       5,823,895       6,251,544        6,205,712

Cash flows from investing activities:
  Additions to buildings and improvements                (708,475)     (1,257,454)        (115,645)
  Investments in joint ventures                        (1,250,865)     (2,580,120)        (927,018)
  Distributions from joint ventures                     5,368,592       5,094,896        5,733,475

        Net cash provided by investing
          activities                                    3,409,252       1,257,322        4,690,812

Cash flows from financing activities:
  Cash distributions                                   (6,765,268)     (6,765,268)      (6,765,268)
  Additional investments by minority interests            348,595         701,265          133,395
  Minority interests in distributions
    from consolidated joint ventures                   (2,528,830)     (2,443,294)      (2,599,632)

        Net cash used in financing activities          (8,945,503)     (8,507,297)      (9,231,505)

Increase (decrease) in cash and cash equivalents          287,644        (998,431)       1,665,019

Cash and cash equivalents at beginning
  of year                                               6,168,565       7,166,996        5,501,977

Cash and cash equivalents at end of year             $  6,456,209    $  6,168,565     $  7,166,996

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

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The carrying value of real estate includes the purchase price paid by the Partnership and acquisition fees and expenses.
Costs of improvements to the properties are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method.

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate. As part of this evaluation, the fair values of each of the properties are estimated (in some cases with the assistance of outside real estate consultants) based on discounted cash flows. The fair values are compared to the properties' carrying amounts in the financial statements. A deficiency in fair value relative to carrying amount is an indication of the need for a writedown due to impairment. In such case, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value, and a loss on impairment recognized by a charge to earnings. The Partnership's accounting policy complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1995. The cash flows used to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional writedowns, which could be material in subsequent years if real estate markets or local economic conditions change.

Deferred leasing commissions are amortized over the applicable lease terms.

Rental income is accrued on a straight-line basis over the terms of the leases. Accruals in excess of amounts payable by tenants pursuant to their leases (resulting from rent concessions or rents which periodically increase over the term of a lease) are recorded as receivables and included in other assets.

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

Net income (loss) per Unit amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements since the liability for such taxes is that of the partners rather than the Partnership.

The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows:
(a) depreciation is calculated using accelerated methods; (b) rental income is recognized based on the payment terms in the applicable leases; and (c) writedowns for impairment of real estate are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $21.7 million higher than the amounts reported for financial statement purposes.

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

Taxable income generally is allocated in the same proportions as distributions of distributable cash or sale or financing proceeds (except that the General Partners must be allocated at least 1% of taxable income from the sale or financing).
In the event there is no distributable cash or sale or financing proceeds, taxable income is allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss is allocated 90% to the Limited Partners and 10% to the General Partners.

Distributions paid to Limited Partners include returns of capital per Unit of limited partnership interest of $20.00, $6.43, and $20.00 for the years ended December 31, 1995, 1994 and 1993, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

4.   Real Estate

The location, year of acquisition and net carrying values of the properties are as follows:
                                          Year of                           December 31,
      Property                          Acquisition                1995                1994
      Technology Park
        Reston, VA                         1987                 $47,341,144         $48,901,234
      Pasadena Financial
        Center, Pasadena, CA               1989                  20,000,000          28,160,830
                                                                $67,341,144         $77,062,064

The Partnership owns a 65% general partnership interest in Technology Park Associates; the remaining general partnership interest is held by an affiliate, Dean Witter Realty Income
Partnership III, LP.

The Technology Park buildings are 100% leased to a single tenant, which is responsible for all operating costs, including real estate taxes. Accordingly, there are no property operating expenses for this property in the consolidated statements of operations.

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

In 1995, the Partnership concluded that, based on a revised expectation as to the holding period of Pasadena Financial
Center, the Partnership will be unable to recover its investment. Accordingly, the Partnership has written down the property to fair value (based on an independent appraisal), and recorded a loss on impairment of approximately $7.8 million ($4.4 million after minority interest).

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

The partnership which owns the Chesterbrook property has recently re-leased a substantial amount of space as a result of the departure of the property's largest tenant, which had occupied approximately 36% of the property's space. Although office vacancy levels in the suburban Philadelphia market have been stagnant for several years, the high quality of the Chesterbrook property has made it possible to re-lease substantially all of the vacated space. However, current market rents are lower than previous rents received at the property, which will result in reduced future cash flow therefrom. Also, because of its amenities, size and configuration, the Chesterbrook property has been able to command a rental premium over other properties in the market; however, this premium has been substantially eroded because of the continuing high vacancy in the market. As a result, the general partners of the partnership which owns the property concluded the property's value is impaired and, in accordance with its policy for evaluating the recoverability of its real estate, which is the same as the Partnership's, the partnership which owns the property recorded a loss on impairment of the property of approximately $38.9 million at October 31, 1995. The Partnership's share of this loss (approximately $16.0 million) was included in equity in earnings (losses) of joint ventures in 1995.

Summarized balance sheet information of the joint venture is as follows:
                                                               December 31,
                                                       1995                1994
    Land and buildings, net                        $ 64,230,400        $106,190,152
    Other                                             3,588,262           3,736,496

    Total assets                                   $ 67,818,662        $109,926,648

    Liabilities                                    $  2,242,262        $  1,634,104
    Partners' capital                                65,576,400         108,292,544

    Total liabilities and capital                  $ 67,818,662        $109,926,648

Summarized results of operations of the joint venture are as follows:
                                                                  Years ended December 31,
                                                      1995               1994              1993
         Rental income                           $ 13,286,086        $12,768,003        $14,615,384
         Other income                                  25,255            (41,561)           180,671
                                                   13,311,341         12,726,442         14,796,055

         Property operating expenses                4,684,258          4,021,495          4,187,715
         Depreciation and amortization              4,663,290          3,929,508          3,727,652
         Loss on impairment of real
           estate                                  38,901,405               -                  -
                                                   48,248,953          7,951,003          7,915,367

         Net income (loss)                       $(34,937,612)       $ 4,775,439        $ 6,880,688

Taxter Corporate Park, Westchester County, New York

The general partnership which owns the property is owned
40.6% by the Partnership. Affiliates of the Partnership, Dean Witter Realty Income Partnership II, L.P., and Income
Partnership III, own the remaining interests. The partners receive cash flow and profits and losses according to their pro rata shares.

In 1993, in accordance with its policies for evaluating the recoverability of its real estate (which are the same as the Partnership's), the partnership which owns the property concluded that the value of the property was impaired. Accordingly, the partnership which owns the property recorded a loss on impairment of the property of approximately $21.3 million at October 31, 1993. The Partnership's share of this loss, approximately $8.6 million, was included in equity in earnings (losses) of joint ventures in 1993.

Summarized balance sheet information of the Taxter joint
venture is as follows:
                                                                  December 31,
                                                          1995              1994
         Land and building, net                        $18,526,663       $18,510,985
         Other                                           1,381,243         1,810,505

         Total assets                                  $19,907,906       $20,321,490

         Liabilities                                   $   285,866       $   333,273
         Partners' capital                              19,622,040        19,988,217

         Total liabilities and capital                 $19,907,906       $20,321,490

     Summarized results of operations are as follows:
                                                                    Years ended December 31,
                                                        1995              1994              1993
         Rental income                               $6,078,785     $  6,120,192      $  6,237,174
         Other income                                    94,757           78,764            95,916
                                                      6,173,542        6,198,956         6,333,090

         Property operating expenses                  3,197,884        2,542,248         2,953,161
         Depreciation and
           amortization                               1,095,519        1,016,555         1,829,042
         Loss on impairment of real
           estate                                          -                -           21,292,185
                                                      4,293,403        3,558,803        26,074,388

         Net income                                  $1,880,139     $  2,640,153      $(19,741,298)

     Activity in Investments in Joint Ventures is as follows:
                                                     1995               1994                1993
     Investments at beginning
        of year                                 $ 55,074,536         $54,549,929        $64,536,509
     Equity in earnings (losses)                 (13,630,960)          3,039,383         (5,180,123)
     Distributions                                (5,368,592)         (5,094,896)        (5,733,475)
     Contributions                                 1,250,865           2,580,120            927,018

     Investments at end of year                  $37,325,849         $55,074,536        $54,549,929

     6.   Leases

     Minimum future rental income under noncancellable operating leases as of December 31, 1995 is as follows:
                  Year ending December 31:
                           1996                                       $ 7,789,200
                           1997                                         7,617,867
                           1998                                         7,997,190
                           1999                                         8,003,143
                           2000                                         7,643,025
                           Thereafter                                  25,810,448

                           Total                                      $64,860,873

The Partnership has determined that all leases relating to its properties are operating leases. The terms range from five to seventeen years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

7.   Related Party Transactions

An affiliate of the Managing General Partner provides property management services for two properties and for five buildings at Chesterbrook Corporate Center. The Partnership paid the affiliate management fees of approximately $172,000, $178,000 and $129,000 for the years ended December 31, 1995, 1994 and 1993, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For each of the three years ended December 31, 1995, 1994 and 1993, the Partnership incurred approximately $402,000 for such services. These amounts are included in general and administrative expenses.

As of December 31, 1995, the affiliates were owed approximately $48,000 in total for these services.

8.   Litigation

Various public partnerships sponsored by Dean Witter Realty Inc. (including the Partnership and its Managing General Partner) have been named as defendants in four class actions lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants have not yet responded to the complaints and intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

9.   Subsequent Event

On January 29, 1996, the Partnership paid a cash distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $1,691,317, with $1,522,185 distributed to the Limited Partners and $169,132 to the General Partners.

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

            William B. Smith, age 52, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since 1982. He is an Executive Vice President of Dean Witter Reynolds Inc.

            E. Davisson Hardman, Jr,, age 46, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty since 1982.

            Lawrence Volpe, age 48, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

            Ronald T. Carman, age 44, is a Director and the Secretary of Dean Witter Realty Inc. He is a Senior Vice President and Associate General Counsel of Dean Witter, Discover & Co. and Dean Witter Reynolds Inc., which he joined in 1984.

            There is no family relationship among any of the foregoing persons.


ITEM 11.    EXECUTIVE COMPENSATION

            The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in Item 5 above. The General Partners received cash distributions of $676,528 during each of the three years ended December 31, 1995, 1994 and 1993.

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

            (b) The executive officers and directors of the Managing General Partner own the following Units as of March 31, 1996:

                                                                         Amount and
                                                                          Nature of
Title of Class                Name of Beneficial Owner              Beneficial Ownership
Limited                      William B. Smith                                   *
Partnership
Interests                    E. Davisson Hardman, Jr.                           *

                             All directors and executive                        *
                             officers of the Managing
                             General Partner, as a group



*Own, by virtue of ownership of limited partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            As a result of their being partners of a limited partnership which is the Limited Partner of the Associate General Partner, Realty and certain current and former executive officers and directors of the Managing General Partner also own indirect general partnership interests in the Partnership. The Partnership Agreement of the Partnership provides that cash distributions and allocations of income and loss to the General Partners shall be distributed or allocated 50% to the Managing General Partner and 50% to the Associate General Partner. The General Partners' share of cash distributions and income or loss is described in Item 5 above.

            All of the outstanding shares of common stock of the Managing General Partner are owned by Realty, a Delaware Corporation which is a wholly-owned subsidiary of Dean Witter, Discover & Co. The general partner of the Associate General Partner is the Managing General Partner. The limited partner of the Associate General Partner is LSA 86 L.P., a Delaware limited partnership. Realty and certain current and former executive officers and directors of the Managing General Partner are partners of LSA 86 L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

            The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 7 to the Consolidated Financial Statements in Item 8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.

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

         (6)    Not applicable

         (7)    Not applicable.

         (9)    Not applicable.

        (10)    Not applicable.

        (11)    Not applicable.

        (12)    Not applicable.

        (14)    Not applicable.

        (16)    Not applicable.

        (21)    Subsidiaries:  Technology Park Associates, a Virginia
                               general partnership.
                               Lake Colorado Associates, a California general partnership.

        (24)    Not applicable.

        (27)    Financial Data Schedule

        (28)    Not applicable.

        (99)    Not applicable.

(b) No Forms 8-K were filed by the Partnership during the last quarter of the period covered by this report.

(c)     See paragraph (a) (3) above.

(d)     (1)     See paragraph (a) (2) above.

        (2) Financial statements of DWR Chesterbrook Associates, the joint venture which owns Chesterbrook Corporate Center.

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

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

By:  Dean Witter Realty Fourth Income Properties Inc.
     Managing General Partner


By:  /s/E. Davisson Hardman, Jr.             Date:  March 29, 1996
     E. Davisson Hardman, Jr.
     President


By:  /s/Lawrence Volpe                       Date:  March 29, 1996
     Lawrence Volpe
     Controller
     (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY FOURTH INCOME PROPERTIES INC.
Managing General Partner


/s/William B. Smith                          Date:  March 29, 1996
William B. Smith
Chairman of the Board of Directors

/s/E. Davisson Hardman, Jr.                  Date:  March 29, 1996
E. Davisson Hardman, Jr.
Director

/s/Lawrence Volpe                            Date:  March 29, 1996
Lawrence Volpe
Director


/s/Ronald T. Carman                          Date:  March 29, 1996
Ronald T. Carman
Director

SCHEDULE III
                                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                    Real Estate and Accumulated Depreciation

                                                December 31, 1995




                                  Initial cost to Partnership (A)
                                                                                            Costs
                                                                                        Capitalized
                                                Buildings and                           Subsequent to
Description                      Land           Improvements         Total               Acquisition
Tech Park Reston
Reston, VA                    $6,004,189        $54,037,697        $60,041,886          $   16,405

Pasadena
Financial
Center
Pasadena, CA                   2,980,676         27,369,324         30,350,000           4,129,205

                              $8,984,865        $81,407,021        $90,391,886          $4,145,610

                                                 Gross Amount at which
                                                         Carried at End of Period (B)

                                  Loss on
                              Impairment of                        Buildings and
Description                    Real Estate         Land            Improvements             Total
Tech Park Reston
Reston, VA                    $      -          $6,004,189         $54,054,102         $60,058,291

Pasadena
Financial
Center
Pasadena, CA                   7,765,989         2,000,000          24,713,216          26,713,216

                              $7,765,898        $8,004,189         $78,767,318          86,771,507

SCHEDULE III (CONTINUED)

                                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                                                                       Life on which
                                                                                       Depreciation
                                                                                        in Latest
                           Accumulated                                                    Income
                           Depreciation           Date of            Date              Statement is
Description                    (c)              Construction       Acquired              Computed
Tech Park Reston
Reston, VA                 $12,717,147            1983-1985        December 1987          15-40 Years

Pasadena
Financial
Center
Pasadena, CA                 6,713,216               1983          December 1989           5-40 Years

                           $19,430,363

Notes:

(A)    The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses.  The aggregate cost for Federal income tax purposes was $86,505,439.

(B)    Reconciliation of real estate owned
          at December 31:                                    1993              1994               1995
      Balance at beginning of period                    $93,077,932       $93,193,577         $93,829,021

       Additions during period:
         Purchases                                          115,645         1,257,454             708,475
       Write-off due to termination
         of lease                                              -             (622,010)               -
       Loss on impairment of real estate                       -                 -             (7,765,989)

      Balance at end of period                          $93,193,577       $93,829,021         $86,771,507

(C)    Reconciliation of accumulated depreciation:

          Balance at beginning of period                $11,314,228       $14,062,191         $16,766,957

          Depreciation expense                            2,747,963         2,869,978           2,663,406
          Write-off due to termination
            of lease                                           -             (165,212)               -
         Balance at end of period                       $14,062,191       $16,766,957         $19,430,363

Independent Auditors' Report



To The Partners of
DWR Chesterbrook Associates


We have audited the accompanying balance sheets of DWR Chesterbrook Associates (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DWR Chesterbrook Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                   /s/Deloitte & Touche LLP
                                      DELOITTE & TOUCHE LLP


New York, New York
March 20, 1996

                                      DWR CHESTERBROOK ASSOCIATES

                                            BALANCE SHEETS

                                      December 31, 1995 and 1994

                                                                 1995                    1994

                                                ASSETS

Cash and cash equivalents                                     $   831,280             $   529,976

Real estate, at cost:
  Land                                                          6,420,000              14,436,604
  Buildings and improvements                                   85,531,102             115,078,332
                                                               91,951,102             129,514,936
  Accumulated depreciation                                     27,720,702              23,324,784
                                                               64,230,400             106,190,152

Deferred leasing commissions, net                                 978,141                 892,344

Other assets                                                    1,778,841               2,314,176

                                                             $ 67,818,662            $109,926,648


                                   LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued liabilities                     $    829,095            $    220,937

Due to affiliate                                                1,413,167               1,413,167

                                                                2,242,262               1,634,104

Partners' capital                                              65,576,400             108,292,544

                                                             $ 67,818,662            $109,926,648



See accompanying notes to financial statements.

                                      DWR CHESTERBROOK ASSOCIATES

                                       STATEMENTS OF OPERATIONS

                             Years ended December 31, 1995, 1994 and 1993




                                                     1995                1994               1993
Revenue:

   Rental                                       $ 13,286,086         $12,768,003         $14,615,384
   Interest                                           25,255             (41,561)            180,671

                                                  13,311,341          12,726,442          14,796,055


Expenses:

   Property operating                              4,684,258           4,021,495           4,187,715
   Depreciation                                    4,395,918           3,800,511           3,633,393
   Amortization                                      267,372             128,997              94,259
   Loss on impairment of real
     estate                                       38,901,405                -                   -

                                                  48,248,953           7,951,003           7,915,367

Net income (loss)                               $(34,937,612)        $ 4,775,439         $ 6,880,688








See accompanying notes to financial statements.

                                      DWR CHESTERBROOK ASSOCIATES

                                    STATEMENTS OF PARTNERS' CAPITAL

                             Years ended December 31, 1995, 1994 and 1993



Partners' capital at January 1, 1993                                                   $110,839,640

Net income                                                                                6,880,688

Capital contributions                                                                       952,975

Cash distributions                                                                      (11,108,572)

Partners' capital at December 31, 1993                                                  107,564,731

Net income                                                                                4,775,439

Capital contributions                                                                     5,175,874

Cash distributions                                                                       (9,223,500)

Partners' capital at December 31, 1994                                                  108,292,544

Net loss                                                                                (34,937,612)

Capital contributions                                                                     1,894,550

Cash distributions                                                                       (9,673,082)

Partners' capital at December 31, 1995                                                  $65,576,400













See accompanying notes to financial statements.

                                      DWR CHESTERBROOK ASSOCIATES

                                       STATEMENTS OF CASH FLOWS

                             Years ended December 31, 1995, 1994 and 1993



                                                            1995            1994            1993
Cash flows from operating activities:
Net (loss) income                                     $(34,937,612)     $  4,775,439     $ 6,880,688
 Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
    Depreciation                                         4,395,918         3,800,511       3,633,393
    Amortization                                           267,372           128,997          94,259
    Loss on impairment of real estate                   38,901,405              -               -
    (Increase) decrease in operating assets:
       Deferred expenses                                  (353,169)         (725,764)        (76,132)
       Other assets                                        535,335          (171,482)        265,002
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued liabilities             608,158          (410,681)        264,525

        Net cash provided by operating activities        9,417,407         7,397,020      11,061,735

Cash flows from investing activities:
 Additions to real estate                               (1,337,571)       (4,265,818)       (876,843)

Cash flows from financing activities:
 Capital contributions                                   1,894,550         5,175,874         952,975
 Cash distributions                                     (9,673,082)       (9,223,500)    (11,108,572)

        Net cash used in financing activities           (7,778,532)       (4,047,626)    (10,155,597)

Increase (decrease) in cash and
 cash equivalents                                          301,304          (916,424)         29,295

Cash and cash equivalents at beginning
 of year                                                   529,976         1,446,400       1,417,105


Cash and cash equivalents at end of year               $   831,280      $    529,976     $ 1,446,400

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

2.  Summary of Significant Accounting Policies

    The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The carrying value of real estate includes the purchase price paid by the Partnership and acquisition fees and expenses. Costs of improvements to the properties are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method.

    At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate. As part of this evaluation, the fair value of the property is estimated (in some cases with the assistance of outside real estate consultants) based on discounted cash flows. The fair value is compared to the property's carrying amount in the financial statements. A deficiency in fair value relative to carrying amount is an indication of the need for a writedown due to impairment. In such case, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value, and a loss on impairment recognized by a charge to earnings. The Partnership's accounting policy complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

    Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1995. The cash flows used to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional writedowns, which could be material in subsequent years if real estate markets or local economic conditions change.

    Deferred leasing commissions are amortized over the applicable lease terms.

    Rental income is accrued on a straight-line basis over the terms of the leases. Accruals in excess of amounts payable by tenants pursuant to their leases (resulting from rent concessions or rents which periodically increase over the term of a lease) are recorded as receivables and included in other assets.

    Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

    No provision for income taxes has been made in the financial statements since the liability for such taxes is that of the partners rather than the Partnership.

    The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods; (b) rental income is recognized based on the payment terms in the applicable leases; (c) payments made by the seller of the property in prior years under a rental income guaranty were accounted for as rental income; and (d) writedowns for impairment of real estate are not deductible. The tax basis of the Partnership's assets and liabilities is approximately $38.3 million higher than the amount reported for financial statement purposes.

    Certain 1994 amounts have been reclassified to conform to 1995 presentation.

3.  Real Estate

    The Partnership has recently re-leased a substantial amount of space as a result of the departure of the property's largest tenant, which had occupied approximately 36% of the property's space. Although office vacancy levels in the suburban Philadelphia market have been stagnant for several years, the high quality of the Chesterbrook property had made it possible to re-lease substantially all of the vacated space. However, current market rents are lower than previous rents received at the property, which will result in reduced future cash flow therefrom. Also, because of its amenities, size and configuration, the Chesterbrook property has been able to command a rental premium over other properties in the market; however, this premium has been substantially eroded because of the continuing high vacancy in the market. As a result, the general partners of the Partnership concluded that the property's value is impaired and, in accordance with its policy for evaluating the recoverability of its real estate, the Partnership wrote the property down to its fair value (based on an independent appraisal) and recorded a loss on impairment of approximately $38.9 million at October 31, 1995.

4.  Lease Commitments

    Minimum future rental income under noncancellable operating leases as of December 31, 1995 is as follows:

         Year ending December 31:
         1996                                                          $11,123,967
         1997                                                           10,371,104
         1998                                                            6,752,417
         1999                                                            4,770,708
         2000                                                            1,878,652
         Thereafter                                                      1,004,212

         Total                                                         $35,901,060

    The Partnership has determined that all leases relating to the Property are operating leases. The terms range from three to ten years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

5.  Related Party Transactions

    An affiliate of the partners co-manages five buildings at the property. The Partnership paid the affiliate management fees of approximately $63,000, $58,000 and $61,000 in 1995, 1994 and 1993,
    respectively, for such services.

    Another affiliate of the general partners earned a fee in 1987 for the acquisition of the properties in the amount of $4,258,703. Of this amount, $1,413,167 remains unpaid.