Form 10-Q
period 1996-03-31
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1996-05-15
CIK 819342

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended March 31, 1996

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

                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            CONSOLIDATED BALANCE SHEETS


                                                 March 31,           December 31,
                                                    1996                1995


                                      ASSETS
Cash and cash equivalents                       $  6,612,189         $  6,456,209

Real estate, at cost:
  Land                                             8,004,189            8,004,189
  Buildings and improvements                      78,944,896           78,767,318
                                                  86,949,085           86,771,507
  Accumulated depreciation                        20,006,491           19,430,363
                                                  66,942,594           67,341,144

Investments in joint ventures                     37,185,668           37,325,849

Deferred expenses, net                             1,235,777            1,268,490

Other assets                                       2,605,444            2,629,585

                                                $114,581,672         $115,021,277


                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued liabilities        $    371,666         $    213,948

Minority interests in consolidated
  joint ventures                                  26,017,244           26,223,935
                                                  26,388,910           26,437,883
Partners' capital (deficiency):
  General partners                                (4,697,494)          (4,658,431)
  Limited partners ($500 per Unit,
     304,437 Units issued)                        92,890,256           93,241,825
                                                  88,192,762           88,583,394

                                                $114,581,672         $115,021,277

           See accompanying notes to consolidated financial statements.
/TABLE

                  DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                         CONSOLIDATED STATEMENTS OF INCOME

                    Three months ended March 31, 1996 and 1995





                                                    1996         1995

Revenues:

  Rental                                        $2,061,952   $1,909,898
  Equity in earnings of joint ventures             679,178      607,755
  Interest and other                                82,739       90,565
                                                 2,823,869    2,608,218


Expenses:

  Property operating                               347,528      334,252
  Depreciation                                     576,128      660,882
  Amortization                                      32,713       43,869
  General and administrative                       153,686      151,105
                                                 1,110,055    1,190,108

Income before minority interests                 1,713,814    1,418,110

Minority interests                                 413,129      313,915

Net income                                      $1,300,685   $1,104,195

Net income allocated to:
  Limited partners                              $1,170,616   $  993,775
  General partners                                 130,069      110,420

                                                $1,300,685   $1,104,195

Net income per Unit of limited
  partnership interest                              $ 3.85       $ 3.26

           See accompanying notes to consolidated financial statements.
/TABLE

                  DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                    CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                         Three months ended March 31, 1996




                                        Limited        General
                                        Partners       Partners          Total
Partners' capital (deficiency)
  at January 1, 1996                 $ 93,241,825    $(4,658,431)    $ 88,583,394

Net income                              1,170,616        130,069        1,300,685

Cash distributions                     (1,522,185)      (169,132)      (1,691,317)

Partners' capital (deficiency)
  at March 31, 1996                  $ 92,890,256    $(4,697,494)    $ 88,192,762











           See accompanying notes to consolidated financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Three months ended March 31, 1996 and 1995

                                                        1996            1995
Cash flows from operating activities:
  Net income                                        $  1,300,685   $  1,104,195
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                         576,128        660,882
    Amortization                                          32,713         43,869
    Minority interest in joint ventures' operations      413,129        313,915
    Equity in earnings of joint ventures                (679,178)      (607,755)
    Decrease (increase) in operating assets:
     Other assets                                         24,141       (142,844)
    Increase in operating liabilities:
     Accounts payable and accrued liabilities            157,718         189,673

       Net cash provided by operating activities       1,825,336       1,561,935

Cash flows from investing activities:
  Additions to buildings & improvements                 (177,578)      (133,477)
  Additional investments in joint ventures              (389,036)      (276,483)
  Distributions from joint ventures                    1,208,395      1,420,025

       Net cash provided by investing activities         641,781      1,010,065

Cash flows from financing activities:
  Cash distributions                                  (1,691,317)    (1,691,317)
  Additional investments by minority interests            31,934         57,479
  Minority interests in joint ventures' distributions    (651,754)      (657,957)

       Net cash used in financing activities          (2,311,137)    (2,291,795)

Increase in cash and cash equivalents                    155,980        280,205

Cash and cash equivalents at beginning of period       6,456,209      6,168,565

Cash and cash equivalents at end of period          $  6,612,189   $  6,448,770

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

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995. Operating results of interim periods may not be indicative of the operating results for the entire year.

2.  Related Party Transactions

An affiliate of the Managing General Partner provided property management services for two properties and for five buildings at the Chesterbrook Corporate Center as of March 31, 1996 and 1995. The Partnership paid the affiliate management fees of approximately $42,000 and $46,000 for the three months ended March 31, 1996 and 1995, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For each of the three-month periods ended March 31, 1996 and 1995, the Partnership incurred approximately $100,000 for these services. These amounts are included in general and administrative expenses.

As of March 31, 1996, the affiliates were owed approximately $48,000 for these services.

3.  Litigation

Various public partnerships sponsored by Realty (including the Partnership and, in certain cases, its Managing General Partner) are defendants in five class action lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants have not yet responded to the complaints and intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

4.  Subsequent Event

On April 29, 1996, the Partnership paid a cash distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $1,691,317, with $1,522,185 distributed to the Limited Partners and $169,132 to the General Partners.

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

Many real estate markets are stabilizing, primarily due to the continued absence of significant construction activity. For example, vacancies in the office markets in suburban Philadelphia (the location of Chesterbrook Corporate Center) and Westchester County, New York (the location of Taxter Corporate Park) have recently decreased by 4% and 3%, respectively. However, office vacancy levels in Pasadena, California (the location of Pasadena Financial Center) remain essentially unchanged and may worsen in the near term as certain large corporations and financial companies continue to restructure and consolidate their operations. In most markets, office construction is limited to build-to-suit projects. The Managing General Partner currently plans to offer for sale Pasadena Financial Center in the second half of 1996, with the objective of completing sales of all of the Partnership's properties by 1998. However, there can be no assurance that all properties will be sold.

The Partnership's liquidity depends upon cash flow from operations of its properties (including those in which it is an equity investor) and expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. In addition, the Partnership's liquidity will be affected by the sale of the Partnership's properties. During the three months ended March 31, 1996, all of the Partnership's property investments generated positive cash flow from operations, and it is anticipated that they will continue to do so.

Also, during the three months ended March 31, 1996, cash flow from operations and distributions from joint ventures exceeded distributions to investors, capital expenditures and contributions to joint ventures.

Pasadena Financial Center has experienced non-critical damage to the exterior walls. The Partnership's share of the costs to repair such damage is anticipated to be approximately $560,000; the repair work is expected to begin during the third quarter of 1996. The partnership which owns the property does not expect to be able to recover the repair costs through insurance; however, in 1994, it initiated a lawsuit against the original building contractor and architect to seek recovery of these costs.


As of March 31, 1996, the Partnership has commitments to fund approximately $720,000, its share of capital expenditures, most of which relate to the Chesterbrook joint venture.

The Partnership expects that for the remainder of 1996, it will need to draw upon its cash reserves, in addition to cash flow from operations and distributions from joint ventures, to fund capital expenditures, contributions to joint ventures and cash distributions.

During the three months ended March 31, 1996, the Partnership made capital expenditures of $146,000 (net of contributions by the minority interest) primarily for building improvements at Pasadena Financial Center, and contributed approximately $361,000, its share of capital expenditures needed to re-lease a significant portion of vacant space, to the Chesterbrook joint venture.

The Partnership expects that cash flow from the Taxter joint venture will decrease by approximately $485,000 in 1996 because the extension of the lease with Fuji Photo USA Inc. (for approximately 24% of the property's space) provides for six months of free rent beginning April 1, 1996 and reduced rent during the remaining term of the extension.

The joint venture which owns Tech Park Reston is discussing a restructuring of its leases with Sprint Communications, the property's sole tenant. At present, it is uncertain whether the leases will be restructured and, if they are, what the effect of the restructuring on the Partnership's cash flow and income will be.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

On April 29, 1996, the Partnership paid the first quarter distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $1,691,317, with $1,522,185 distributed to the Limited Partners and $169,132 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three months ended March 31, 1996 compared to 1995 are primarily attributable to the following:

The increase in rental income was primarily due to an increase in occupancy at Pasadena Financial Center.

The increase in equity in earnings of joint ventures was primarily attributable to lower depreciation charges from the Chesterbrook joint venture (due to the writedown of the property in the fourth quarter of 1995).

The decrease in depreciation and amortization expenses was primarily due to the writedown of Pasadena Financial Center in the fourth quarter of 1995.

A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, an improving market with increasing demand and a current vacancy rate of approximately 12%. During the first quarter of 1996, average occupancy at the property was 89%, and currently, the property is 95% leased (including three tenants which will move into their space in the second quarter of 1996). No leases for a significant amount of space expire before 1998.

The vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park has recently improved slightly to 19%. It is unlikely that the vacant space will be absorbed in the market for several years. However, during the first quarter of 1996, average occupancy at the property was 98%. Leases aggregating approximately 12% of the space are scheduled to expire in 1997.

The Reston market in Virginia, the location of Tech Park Reston, has a vacancy rate of approximately 10%. The leases with Sprint Communications, which occupies 100% of the space, expire in 2003. Sprint has the option to terminate its leases on approximately 96% of the property's space beginning in 1997 and 1998. As discussed above, the joint venture which owns the property is discussing a modification of its leases with Sprint.

In Pasadena, California, the location of Pasadena Financial Center, the office market vacancy rate is approximately 15%. However, during the first quarter of 1996, occupancy at the property increased from 91% to 100% as Countrywide Credit Industries, Inc, the largest tenant at the property, leased the remaining vacant space for a minimum of six months. Leases on approximately 17% of the property's space are scheduled to expire in 1997.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 13, 1996, a class action lawsuit (the "Young Action") naming Dean Witter Realty Income Partnership III, L.P., other unidentified limited partnerships, Dean Witter, Discover & Co., Dean Witter Reynolds Inc., and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants have removed the case to the United States District Court for the District of Maryland. The complaint alleges fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment and related claims and seeks an accounting of records, compensatory and punitive damages in unspecified amounts and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               An exhibit index has been filed as part of this Report on Page E1.

         (b)   Reports on Form 8-K - not applicable.

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



                                         DEAN WITTER REALTY INCOME
                                           PARTNERSHIP IV, L.P.

                                  By:    Dean Witter Realty Fourth Income
                                           Properties Inc.
                                         Managing General Partner



Date:  May 15, 1996               By:    /s/E. Davisson Hardman, Jr.
                                         E. Davisson Hardman, Jr.
                                         President


Date:  May 15, 1996               By:    /s/Lawrence Volpe
                                         Lawrence Volpe
                                         Controller
                                         (Principal Financial and
                                          Accounting Officer)

                                                                    Exhibit Index



                        Dean Witter Realty Income Partnership IV, L.P.
                                 Quarter Ended March 31, 1996




Exhibit                                                             Sequentially
  No.                   Description                                 Numbered Page
 27                     Financial Data Schedule





























                                              E1