Form 10-Q
period 1996-06-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1996-08-14
CIK 819342

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                    For the period ended June 30, 1996

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






                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                               June 30,         December 31,
                                                1996               1995


                                    ASSETS
Cash and cash equivalents                   $  6,636,114        $  6,456,209

Real estate:
 Land                                          8,004,189           8,004,189
 Buildings and improvements                   79,163,118          78,767,318
                                              87,167,307          86,771,507
 Accumulated depreciation                     20,584,638          19,430,363
                                              66,582,669          67,341,144

Investments in joint ventures                 37,117,696          37,325,849

Deferred leasing commissions, net              1,203,064           1,268,490

Other assets                                   2,714,478           2,629,585


                                            $114,254,021        $115,021,277


                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued liabilities    $    309,727        $    213,948

Minority interests in consolidated
 joint ventures                               26,022,907          26,223,935
                                              26,332,634          26,437,883
Partners' capital (deficiency):
 General partners                             (4,724,632)         (4,658,431)
 Limited partners ($500 per Unit,
    304,437 Units issued)                     92,646,019          93,241,825
                                              87,921,387          88,583,394

                                            $114,254,021        $115,021,277

See accompanying notes to consolidated financial statements.

                        DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                               CONSOLIDATED STATEMENTS OF INCOME

                       Three and six months ended June 30, 1996 and 1995

                                              Three months ended           Six months ended
                                                   June 30,                     June 30,
                                             1996          1995           1996          1995

Revenues:
  Rental                                $2,185,558   $2,122,365      $4,247,510   $4,032,263
  Equity in earnings of joint ventures     744,638      664,208       1,423,816    1,271,963
  Interest and other                        55,274       94,649         138,013      185,214
                                         2,985,470    2,881,222       5,809,339    5,489,440

Expenses:

  Property operating                       355,948      356,556         703,476      690,808
  Depreciation                             578,147      660,910       1,154,275    1,321,792
  Amortization                              32,713       48,054          65,426       91,923
  General and administrative               145,658      137,514         299,344      288,619
                                         1,112,466    1,203,034       2,222,521    2,393,142

Income before minority interests         1,873,004    1,678,188       3,586,818    3,096,298

Minority interests                         453,062      398,650         866,191      712,565

  Net income                            $1,419,942   $1,279,538      $2,720,627   $2,383,733


Net Income allocated to:
  Limited Partners                      $1,277,948   $1,151,584      $2,448,564   $2,145,360
  General Partners                         141,994      127,954         272,063      238,373

                                        $1,419,942   $1,279,538      $2,720,627   $2,383,733

Net income per Unit of limited
  partnership interest                       $4.20        $3.79           $8.04        $7.05
                 See accompanying notes to consolidated financial statements.
/TABLE

                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                        Six months ended June 30, 1996



                                     Limited        General
                                     Partners       Partners         Total
Partners' capital (deficiency)
  at January 1, 1996              $ 93,241,825    $(4,658,431)   $ 88,583,394

Net income                           2,448,564        272,063       2,720,627

Cash distributions                  (3,044,370)      (338,264)     (3,382,634)

Partners' capital (deficiency)
  at June 30, 1996                $ 92,646,019    $(4,724,632)   $ 87,921,387


























         See accompanying notes to consolidated financial statements.
/TABLE

                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six months ended June 30, 1996 and 1995
                                                    1996            1995
Cash flows from operating activities:
 Net income                                     $  2,720,627   $  2,383,733
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                    1,154,275      1,321,792
   Amortization                                       65,426         91,923
   Minority interests in joint ventures' operations  866,191        712,565
   Equity in earnings of joint ventures           (1,423,816)    (1,271,963)
   Increase in operating assets:
    Other assets                                     (84,893)      (300,483)
    Deferred expenses                                   -           (87,142)
   Increase in operating liabilities:
    Accounts payable and accrued liabilities          95,779        298,274
      Net cash provided by operating activities    3,393,589      3,148,699

Cash flows from investing activities:
 Additions to buildings & improvements              (395,800)      (135,977)
 Investments in joint ventures                      (643,083)      (804,851)
 Distributions from joint ventures                 2,275,052      2,704,359
      Net cash provided by investing activities    1,236,169      1,763,531

Cash flows from financing activities:
 Additional investments by minority interests          174,156       96,696
 Minority interests in joint ventures'
   distributions                                  (1,241,375)    (1,245,807)
 Cash distributions                               (3,382,634)    (3,382,634)
      Net cash used in financing activities       (4,449,853)    (4,531,745)

Increase in cash and cash equivalents                179,905        380,485

Cash and cash equivalents at beginning of period   6,456,209      6,168,565

Cash and cash equivalents at end of period      $  6,636,114   $  6,549,050
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

2.  Real Estate

During the second quarter of 1996, the Partnership agreed to sell a narrow strip of land adjacent to the roadway at the Tech Park property for $355,000 to Fairfax County, VA. In connection therewith, the Partnership agreed to grant certain easements on the Tech Park property to the County. The carrying value of the land sold is approximately $168,000. The Partnership believes that the transaction will not affect the future value of the remaining Tech Park property.

3.  Related Party Transactions

An affiliate of the Managing General Partner provided property management services for two properties and for five buildings at the Chesterbrook Corporate Center as of June 30, 1996 and 1995. The Partnership paid the affiliate management fees of approximately $86,000 and $87,000 for the six months ended June 30, 1996 and 1995, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For each of the six-month periods ended June 30, 1996 and 1995, the Partnership incurred approximately $203,000 for these services. These amounts are included in general and administrative expenses.

As of June 30, 1996, the affiliates were owed approximately $48,000 for these services.

4.  Litigation

Various public partnerships sponsored by Realty (including the Partnership and, in certain cases, its Managing General Partner) are defendants in a number of class action lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

5.  Subsequent Event

On July 30, 1996, the Partnership paid a cash distribution of $6.875 per Unit to the Limited Partners. The total cash distribution amounted to $2,325,560, with $2,093,004 distributed to the Limited Partners and $232,556 to the General Partners.
DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership raised $152,218,500 in a public offering of 304,437 units which was terminated in 1988. The Partnership has no plans to raise additional capital.

The Partnership has made four investments in partnerships which own interests in properties, on an all-cash basis. The Partnership's acquisition program has been completed. No additional investments are planned.

Many real estate markets are stabilizing, primarily due to the continued absence of significant construction activity. For example, vacancies in the office markets in suburban Philadelphia (the location of Chesterbrook Corporate Center) and Westchester County, New York (the location of Taxter Corporate Park) decreased by approximately 4% and 3%, respectively, in 1995. However, office vacancy levels in Pasadena, California (the location of Pasadena Financial Center) remain essentially unchanged. In most markets, office construction is limited to build-to-suit projects. The Managing General Partner currently plans to offer for sale Pasadena Financial Center in the second half of 1996, with the objective of completing sales of all of the Partnership's properties by 1998. However, there can be no assurance that all properties will be sold.

The Partnership's liquidity depends upon cash flow from operations of its properties (including those in which it is an equity investor) and expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of vacant space. In addition, the Partnership's liquidity will be affected by the sale of the Partnership's properties. During the six months ended June 30, 1996, all of the Partnership's property investments generated positive cash flow from operations, and it is anticipated that they will continue to do so.

Also, during the six months ended June 30, 1996, cash flow from operations and distributions from joint ventures exceeded distributions to investors, capital expenditures and contributions to joint ventures.

Pasadena Financial Center has experienced non-critical damage to the exterior walls. The repair work is expected to be completed during the third quarter of 1996, and the Partnership's share of the remaining costs to complete the repairs is approximately $430,000. The partnership which owns the property does not expect to be able to recover the repair costs through insurance; however, in 1994, it initiated a lawsuit against the original building contractor and architect to seek recovery of these costs.
As of June 30, 1996, the Partnership also has commitments to fund approximately $560,000 for its share of capital expenditures, primarily at the Chesterbrook joint venture.

During the six months ended June 30, 1996, the Partnership made capital expenditures of $222,000 (net of contributions by the minority interest) primarily for building improvements at Pasadena Financial Center, and contributed approximately $527,000, its share of capital expenditures needed to re-lease a significant portion of vacant space, to the Chesterbrook joint venture.

The Partnership expects that cash flow from the Taxter joint venture will decrease in 1996 by approximately $485,000 (approximately half of which occured in the second quarter) because the extension of the lease with Fuji Photo USA Inc. (for approximately 25% of the property's space) provides for six months of free rent beginning April 1, 1996 and reduced rent during the remaining term of the extension.

Based on an assessment of the projected cash flow from operations of the Partnership's properties and anticipated future cash needs, the Partnership has determined that it can utilize a portion of its existing cash reserves to fund capital expenditures and to increase distributions. Accordingly, the Partnership increased its quarterly distribution rate from $5.00 per unit (4% annual distribution rate) to $6.875 per unit (5.5% annual distribution rate) beginning with the 1996 second quarter distribution paid July 30, 1996.

The joint venture which owns Tech Park Reston is discussing with Sprint Communications, the property's sole tenant, a possible sale of the property or a restructuring of its leases. At present, the outcome of these discussions and their effect on the Partnership's cash flow and income is uncertain.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

On July 30, 1996, the Partnership paid the second quarter distribution of $6.875 per Unit to the Limited Partners. The total cash distribution amounted to $2,325,560, with $2,093,004 distributed to the Limited Partners and $232,556 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three and six-months ended June 30, 1996 compared to 1995 are primarily attributable to the following:

Rental income increased primarily due to increases in occupancy at Pasadena Financial Center.

Equity in earnings of joint ventures increased primarily due to lower depreciation charges from the Chestbrook joint venture (due to the writedown of the property in the fourth quarter of 1995), partially offset by lower rental income recognized at the Taxter joint venture.

Depreciation and amortization expenses decreased primarily due to the writedown of Pasadena Financial Center in the fourth quarter of 1995.

A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, an improving market with increasing demand and a current vacancy rate of approximately 12%. During the second quarter of 1996, average occupancy at the property was 90% and currently, the property is 95% occupied. No leases for a significant amount of space expire before 1998.

The vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park has recently improved slightly to 19%. It is unlikely that the vacant space will be absorbed in the market for several years. However, during the second quarter of 1996, occupancy at the property slightly increased to 99%. Leases aggregating approximately 12% of the space are scheduled to expire in 1997.

The Reston market in Virginia, the location of Tech Park Reston, has a vacancy rate of approximately 10%. The leases with Sprint Communications, which occupies 100% of the space, expire in 2003. Sprint has the option to terminate its leases on approximately 96% of the property's space beginning in 1997 and 1998. As discussed above, the joint venture which owns the property is discussing with Sprint a sale of the building or a modification of its leases.

In Pasadena, California, the location of Pasadena Financial Center, the office market vacancy rate is approximately 15%. However, during the second quarter of 1996, occupancy at the property remained at 100%. Leases on approximately 9% of the property's space with Countrywide Credit Inc. may expire by year-end and other leases on approximately 17% of the space are scheduled to expire in 1997.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The following developments have occurred since the filing of the Partnership's most recent quarterly report on Form 10-Q with respect to the purported class actions filed against the Partnership.

Pursuant to an order to the U.S. District Court for the Southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York.

The parties in the Schechtman Action, the Dosky Action and the Segal Action intend to ask the Delaware Court of Chancery that such Actions be consolidated in a single matter. The Grigsby Action has been stayed indefinitely subject to being reopened for good cause. The Young Action has been dismissed without prejudice. The defendants in the Young Action understand that the plaintiffs in the Young Action intend to join the Schechtman Action, the Dosky Action and the Segal Action if such Actions are consolidated.

Item 6.  Exhibits and Reports on Form 8-K.

   a)    Exhibits.
         An exhibit index has been filed as part of this Report on Page
         E1.

   b)    Reports on Form 8-K.
         Report dated May 14, 1996 of the Valuation per Unit of Limited Partnership Interest at December 31, 1995.

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



                                        DEAN WITTER REALTY INCOME
                                          PARTNERSHIP IV, L.P.

                                By:     Dean Witter Realty Fourth Income
                                          Properties Inc.
                                        Managing General Partner



Date:  August 14, 1996          By:     /s/E. Davisson Hardman, Jr.
                                        E. Davisson Hardman, Jr.
                                        President


Date:  August 14, 1996          By:     /s/Lawrence Volpe
                                        Lawrence Volpe
                                        Controller
                                        (Principal Financial and
                                         Accounting Officer)

                      Quarter Ended June 30, 1996


                              Exhibit Index



Exhibit                                           Sequentially
  No.                Description                  Numbered Page

  27           Financial Data Schedule





































                                   E1