Form 10-Q
period 1996-09-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1996-11-14
CIK 819342

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                  For the period ended September 30, 1996

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






                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                           September 30,       December 31,
                                               1996                1995


                                    ASSETS
Cash and cash equivalents                   $  5,817,414        $  6,456,209

Real estate:
 Land                                          7,836,072           8,004,189
 Buildings and improvements                   79,674,587          78,767,318
                                              87,510,659          86,771,507
 Accumulated depreciation                     21,164,824          19,430,363
                                              66,345,835          67,341,144

Investments in joint ventures                 37,222,719          37,325,849

Deferred leasing commissions, net              1,170,350           1,268,490

Other assets                                   2,843,099           2,629,585


                                            $113,399,417        $115,021,277


                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued liabilities    $    269,634        $    213,948

Minority interests in consolidated
 joint ventures                               25,948,856          26,223,935
                                              26,218,490          26,437,883
Partners' capital (deficiency):
 General partners                             (4,798,678)         (4,658,431)
 Limited partners ($500 per Unit,
    304,437 Units issued)                     91,979,605          93,241,825
                                              87,180,927          88,583,394

                                            $113,399,417        $115,021,277

See accompanying notes to consolidated financial statements.
/TABLE

                        DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                               CONSOLIDATED STATEMENTS OF INCOME

                    Three and nine months ended September 30, 1996 and 1995

                                              Three months ended          Nine months ended
                                                 September 30,                September 30,
                                             1996          1995           1996          1995
Revenues:
  Rental                                $2,217,027   $2,096,137      $6,464,537   $6,128,400
  Equity in earnings of joint ventures     753,812      554,136       2,177,628    1,826,099
  Gain on sale of land                     161,883         -            161,883         -
Interest and other                         101,656       90,022         239,669      275,236
                                         3,234,378    2,740,295       9,043,717    8,229,735
Expenses:

  Property operating                       338,937      343,625       1,042,413    1,034,433
  Depreciation                             580,186      665,143       1,734,461    1,986,935
  Amortization                              32,714       45,898          98,140      137,821
  General and administrative               147,567      143,007         446,911      431,626
                                         1,099,404    1,197,673       3,321,925    3,590,815

Income before minority interests         2,134,974    1,542,622       5,721,792    4,638,920

Minority interests                         549,874      383,657       1,416,065    1,096,222

  Net income                            $1,585,100   $1,158,965      $4,305,727   $3,542,698


Net Income allocated to:
  Limited Partners                      $1,426,590   $1,043,068      $3,875,154   $3,188,428
  General Partners                         158,510      115,897         430,573      354,270

                                        $1,585,100   $1,158,965      $4,305,727   $3,542,698

Net income per Unit of limited
  partnership interest                       $4.69        $3.43          $12.73       $10.47

                 See accompanying notes to consolidated financial statements.
/TABLE

                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                     Nine months ended September 30, 1996



                                     Limited        General
                                     Partners       Partners         Total
Partners' capital (deficiency)
  at January 1, 1996              $ 93,241,825    $(4,658,431)   $ 88,583,394

Net income                           3,875,154        430,573       4,305,727

Cash distributions                  (5,137,374)      (570,820)     (5,708,194)

Partners' capital (deficiency)
  at September 30, 1996           $ 91,979,605    $(4,798,678)   $ 87,180,927



























         See accompanying notes to consolidated financial statements.
/TABLE

                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine months ended September 30, 1996 and 1995
                                                    1996            1995
Cash flows from operating activities:
 Net income                                     $  4,305,727   $  3,542,698
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                   1,832,601      2,124,756
   Gain from sale of land                           (161,883)         -
   Equity in earnings of joint ventures           (2,177,628)    (1,826,099)
   Minority interests in joint ventures' operations1,416,065      1,096,222
   Increase in operating assets:
    Other assets                                    (213,514)      (448,797)
    Deferred expenses                                   -           (87,142)
   Increase in operating liabilities:
    Accounts payable and accrued liabilities          30,686        284,769
      Net cash provided by operating activities    5,032,054      4,686,407

Cash flows from investing activities:
 Additions to buildings & improvements              (907,269)      (380,948)
 Proceeds from sale of land                          355,000          -
 Investments in joint ventures                      (831,500)    (1,060,988)
 Distributions from joint ventures                 3,112,258      3,804,212
      Net cash provided by investing activities    1,728,489      2,362,276

Cash flows from financing activities:
 Additional investments by minority interests          399,198      204,484
 Minority interests in joint ventures'
   distributions                                  (2,090,342)    (1,946,655)
 Cash distributions                               (5,708,194)    (5,073,951)
      Net cash used in financing activities       (7,399,338)    (6,816,122)

(Decrease) increase in cash and cash equivalents    (638,795)       232,561

Cash and cash equivalents at beginning of period   6,456,209      6,168,565

Cash and cash equivalents at end of period      $  5,817,414   $  6,401,126
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

2.  Real Estate

During the third quarter of 1996, the Partnership sold a narrow strip of land adjacent to the roadway at the Tech Park property for $330,000, net of closing costs, to Fairfax County, VA., and agreed to grant certain easements on the Tech Park property to the County. The carrying value of the land sold was approximately $168,000. The Partnership believes that the transaction will not affect the future value of the remaining Tech Park property.

3.  Related Party Transactions

An affiliate of the Managing General Partner provided property management services for two properties and for five buildings at the Chesterbrook Corporate Center as of September 30, 1996 and 1995. The Partnership paid the affiliate management fees of approximately $127,000 and $128,000 for the nine months ended September 30, 1996 and 1995, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For each of the nine-month periods ended September 30, 1996 and 1995, the Partnership incurred approximately $302,000 for these services. These amounts are included in general and administrative expenses.

As of September 30, 1996, the affiliates were owed approximately $48,000 for these services.

4.  Litigation

Various public partnerships sponsored by Dean Witter Realty Inc. (including the Partnership and its Managing General Partner) are defendants in a consolidated class action lawsuit pending in state court. The complaint alleges breach of fiduciary duty and seeks compensatory damages and equitable relief. The defendants intend to vigorously defend the action. It is impossible to predict the effect, if any, the outcome of this action might have on the Partnership's financial statements.

5.  Subsequent Event

On October 29, 1996, the Partnership paid a cash distribution of $6.875 per Unit to the Limited Partners. The total cash distribution amounted to $2,325,560, with $2,093,004 distributed to the Limited Partners and $232,556 to the General Partners.
DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Many real estate markets are stabilizing, primarily due to the continued absence of significant construction activity. However, in 1996, vacancy in the overall office market in Westchester County, New York (the location of Taxter Corporate Park) is approximately 24%. Office vacancy levels in Pasadena, California (the location of Pasadena Financial Center) remain essentially unchanged at approximately 15%. Although vacancy in the office market in suburban Philadelphia (the location of Chesterbrook Corporate Center) increased to approximately 16%, this market is expected to improve and demand for quality space is expected to increase. In most markets, office construction is limited to build-to-suit projects. The Managing General Partner currently plans to offer for sale Tech Park Reston and Pasadena Financial Center during the fourth quarter of 1996, with the objective of completing sales of all of the Partnership's properties by 1998. However, there can be no assurance that all properties will be sold.

The Partnership's liquidity depends upon cash flow from operations of its properties (including those in which it is an equity investor) and expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of vacant space. In addition, the Partnership's liquidity will be affected by any sale of Partnership properties. During the nine months ended September 30, 1996, all of the Partnership's property investments generated positive cash flow from operations, and it is anticipated that they will continue to do so.

During the nine months ended September 30, 1996, distributions to investors, capital expenditures and contributions to joint ventures exceeded cash flow from operations and distributions from joint ventures.

Pasadena Financial Center has experienced non-critical damage to the exterior walls. At September 30, 1996, the repair work was substantially completed; the Partnership's share of the remaining costs to be paid is approximately $167,000. The partnership which owns the property does not expect to be able to recover the repair costs through insurance; in 1994, it initiated a lawsuit against the original building contractor and architect to seek recovery of these costs.

As of September 30, 1996, the Partnership also has commitments to fund approximately $806,000 for its share of capital expenditures, primarily at the Chesterbrook joint venture.

During the nine months ended September 30, 1996, the Partnership incurred capital expenditures of $507,000 (net of contributions by the minority interest) primarily for building improvements at Pasadena Financial Center, and contributed approximately $832,000, its share of capital expenditures needed to re-lease a significant portion of vacant space, to the Chesterbrook joint venture.

The Partnership expects that cash flow from the Taxter joint venture will decrease in 1996 by approximately $485,000 (most of which occured in the second and third quarters) because the extension of the lease with Fuji Photo USA Inc. (for approximately 25% of the property's space) provided for six months of free rent beginning April 1, 1996 and reduced rent during the remaining term of the extension.

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

The joint venture which owns Tech Park Reston is discussing with Sprint Communications, the property's sole tenant, a possible sale of the property. At present, the outcome of these discussions is uncertain.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

On October 29, 1996, the Partnership paid the third quarter distribution of $6.875 per Unit to the Limited Partners. The total cash distribution amounted to $2,325,560, with $2,093,004 distributed to the Limited Partners and $232,556 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three- and nine-months ended September 30, 1996 compared to 1995 are primarily attributable to the following:
Rental income increased primarily due to increased occupancy at Pasadena Financial Center.

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

A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

Although the current vacancy rate in Valley Forge, Pennsylvania, the location of Chesterbrook Corporate Center, is approximately 16%, it is an improving market with increasing demand. During the third quarter of 1996, occupancy at the property increased to 97%, and the joint venture which owns the property has been able to increase rental rates on new leases. No leases for a significant amount of space expire before 1998.

The overall vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park, has recently increased to 24%, and the west Westchester market in which the building is located is approximately 15% vacant. It is unlikely that the vacant space will be absorbed in the market for several years. However, during the third quarter of 1996, occupancy at the property remained at 99%. Leases aggregating approximately 12% of the space are scheduled to expire in 1997.

The Reston market in Virginia, the location of Tech Park Reston, has a vacancy rate of approximately 10%. The leases with Sprint Communications, which occupies 100% of the space, expire in 2003. Sprint has the option to terminate its leases on approximately 96% of the property's space beginning in 1997 and 1998. As discussed above, the joint venture which owns the property is discussing the sale of the property with Sprint.

In Pasadena, California, the location of Pasadena Financial Center, the office market vacancy rate is approximately 15%. However, during the third quarter of 1996, occupancy at the property remained at 100%. Approximately 9% of the property's space is being leased to Countrywide Credit Inc. on a month-to-month basis. Other leases on approximately 17% of the space occupied by other tenants are scheduled to expire in 1997.

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

The Schechtman Action, the Dosky Action and the Segal Action have been consolidated in a single action (the "Consolidated Action") in the Delaware Court of Chancery for New Castle County. The plaintiffs in the Young Action and the Grigsby Action have joined the Consolidated Action. The Grigsby Action remains stayed indefinitely subject to being reopened for good cause.

On October 7, 1996, the plaintiffs in the Consolidated Action filed a First Consolidated and Amended Class Action Complaint naming various public real estate partnerships sponsored by Dean Witter Realty Inc. ("Realty") (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co., Dean Witter Reynolds Inc. and others as defendants. This complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to this complaint and intend to vigorously defend the action.

Item 6.  Exhibits and Reports on Form 8-K.

   a)    Exhibits.
         An exhibit index has been filed as part of this Report on Page
         E1.

   b)    Reports on Form 8-K.  None.

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



                                        DEAN WITTER REALTY INCOME
                                          PARTNERSHIP IV, L.P.

                                By:     Dean Witter Realty Fourth Income
                                          Properties Inc.
                                        Managing General Partner



Date:  November 14, 1996        By:     /s/E. Davisson Hardman, Jr.
                                        E. Davisson Hardman, Jr.
                                        President


Date:  November 14, 1996        By:     /s/Lawrence Volpe
                                        Lawrence Volpe
                                        Controller
                                        (Principal Financial and
                                         Accounting Officer)

                   Quarter Ended September 30, 1996


                              Exhibit Index



               Exhibit
                 No.                     Description

                 27                Financial Data Schedule





































                                   E1