Form 10-K
period 1996-12-31
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1997-03-26
CIK 819342

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                             FORM 10-K

[ X ]                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                            For the fiscal year ended December 31, 1996

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


ITEM 1.  BUSINESS

The Registrant, Dean Witter Realty Income Partnership IV, L.P. (the "Partnership"), is a limited partnership formed in October 1986 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in income-producing office, industrial and retail properties.

The Managing General Partner of the Partnership is Dean Witter Realty Fourth Income Properties Inc. (the "Managing General Partner"), a Delaware corporation which is wholly owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Income Associates IV, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth below in Note 7 to the consolidated financial statements in Item 8 and in Item 13.

The Partnership issued 304,437 units of limited partnership interest (the "Units") for $152,218,500. The offering has been terminated and no additional Units will be sold.

The proceeds from the offering were used to make equity investments in four office properties (one of which was sold in 1996) which were acquired without permanent mortgage debt. The properties are described below in Item 2.

The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is in the Partnership's financial statements in Item 8 below.

The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. Further information regarding competition and market conditions where the Partnership's properties are located is set forth in Item 7. below.

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.

ITEM 2.  PROPERTIES

The Partnership's principal offices are located at Two World Trade Center, New York, New York, 10048. The Partnership has no other offices.
As of December 31, 1996, the Partnership owned through partnership interests the following three property interests, none of which is encumbered by indebtedness. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, all of the properties are adequately covered by insurance.

                                               Year             Acquisition       Net Rentable          Type of Ownership
                                            Completed/             Cost               Area                 of land and
      Property and Location                   Acquired            ($000)          (000 sq. ft.)           Improvements
Chesterbrook Corp. Center,
  Valley Forge, PA                        1982-1987/1987          $50,000               621             41.2% General Partner-
  8 Office buildings                                                                                    ship interest1

Taxter Corporate Park,
  Westchester, NY                           1987-1988/            $21,002               345             40.6% General Partner-
  2 Office buildings                           1988                                                     ship interest2

Pasadena Financial Center,                   1983/1989            $17,055               147             56% General Partner-
  Pasadena, CA                                                                                          ship interest3
  Office building




1.  The remaining GP interests are held by Dean Witter Realty Income Partnership
    III, L.P. (26.7%) and an affiliate of the Managing General Partner (32.1%).
    The total cost of the property was $121.3 million.

2.  The remaining GP interests are held by Dean Witter Realty Income Partnership
    II, L.P. (14.8%) and Dean Witter Realty Income Partnership III, L.P. (44.6%).
    The total cost of the property was $51.8 million.

3.  The Partnership owns a 56% GP interest in Pasadena Lake Associates ("PLA");
    the remaining GP interest in PLA is held by an affiliate of the Managing
    General Partner. PLA acquired, for $30.4 million, an 85% interest in the partnership which owns the property; the remaining GP interest in the partnership which owns the property is held by an affiliate of the original seller of the property who, by agreement, does not receive any cash flow from the property.

Each property was built with on-site parking facilities.

On December 31, 1996, the Partnership and Dean Witter Realty Income Partnership III, L.P., an affiliated public partnership, sold the buildings and land they owned at the Technology Park Reston property. See Note 4 to the consolidated financial statements in
Item 8.

In February 1997, the partnership which owns the Pasadena Financial Center office building agreed to sell the property for $26,700,000. Closing of the sale is expected to occur in the second quarter of 1997.

Affiliates of the Partnership are the property manager for Taxter
Corporate Park and Pasadena Financial Center and the co-property manager of five buildings at the Chesterbrook Corporate Center.

Further information relating to the Partnership's properties is included below in Item 7 and footnotes 4, 5 and 6 to the consolidated financial statements included in Item 8.

ITEM 3.  LEGAL PROCEEDINGS

On December 27, 1995, a purported class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. ("DWR") and others as defendants was filed in Superior Court in California. The complaint alleged fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and sought compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants removed the case to the United States District Court for the Southern District of California. Pursuant to an order of the U.S. District Court for the southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York.

On February 14, 1996, a purported class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co. ("DWD") and DWR as defendants was filed in the Chancery Court of Delaware for New Castle County (the "Delaware Chancery Court"). On February 23, 1996, a purported class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWD, DWR and others as defendants was filed in the Delaware Chancery Court. On February 29, 1996, a purported class action lawsuit (the "Segal Action') naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWR, DWD and others as defendants was filed in the Delaware Chancery Court. On March 13, 1996, a purported class action lawsuit (the "Young Action") naming the partnership, other unidentified limited partnerships, DWD, DWR and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants removed the Young Action to the United States District Court for the District of Maryland.

Thereafter, the Schectman Action, the Dosky Action and the Segal Action were consolidated in a single action (the "Consolidated Action") in the Delaware Chancery Court. The Young Action was dismissed without prejudice. The plaintiffs in the Young Action and the Grigsby Action joined the Consolidated Action. The Grigsby Action remains stayed indefinitely subject to being reopened for good cause.

On October 7, 1996, the plaintiffs in the Consolidated Action filed a First Consolidated and Amended Class Action Complaint naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWD, DWR and others as defendants. This complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants filed a motion to dismiss this complaint on December 10, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                                         PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow its limited partners (the "Limited Partners") to transfer their Units if a suitable buyer can be located.

As of March 17, 1997, there were 17,305 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

During the year ended December 31, 1996, the Partnership paid quarterly cash distributions aggregating $23.75 per Unit. Total distributions were $8,032,230, with $7,229,007 distributed to the Limited Partners and $803,223 to the General Partners. During the year ended December 31, 1995, the Partnership paid quarterly cash distributions aggregating $6,765,268, with $6,088,740 distributed to Limited Partners and $676,528 to the General Partners.

On January 29, 1997, the Partnership paid the fourth quarter distribution of $6.875 per Unit to the Limited Partners. The total cash distribution amounted to $2,325,498, with $2,092,948 distributed to the Limited Partners and $232,550 to the General Partners. On January 31, 1997, the Partnership distributed $32,351,457 ($106.27 per Unit), from its share of the net proceeds from the sale of the Technology Park Reston office park. The distribution was paid 100% to Limited Partners.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership:

                           19961         1995              1994           1993             1992
Total revenues         $15,185,608   $ (4,999,134)2    $ 11,219,617   $  3,378,0224    $ 11,967,169

Net income             $ 7,977,890   $(15,490,563)2,3  $  4,588,878   $ (2,932,582)4   $  5,694,967

Net income (loss)
  per Unit of
  Limited partner-
  ship interest             $24.32        $(45.79)           $13.57         $(8.67)          $16.84

Cash distributions
  paid per Unit of
  limited partner-
  ship interest5            $23.75         $20.00            $20.00         $20.00           $22.50

Total assets of
  December 31          $115,446,796  $115,021,277      $141,476,185   $144,340,130     $154,985,388

1. Revenues and net income include $3.2 million gain on sale of Tech Park Reston office park.

2. Includes the Partnership's share ($16,027,387) of loss on impairment of the Chesterbrook property. See Item 7 and Note 5 to the consolidated financial statements.

3.  Includes loss on impairment of Pasadena Financial Center
    ($4,348,954, net of minority interest). See item 7 and Note 4 to the consolidated financial statements.


4. Includes the Partnership's share ($8,644,627) of loss on impairment of the Taxter property. See Item 7 and Note 5 to the consolidated financial statements.


5. Distributions paid to Limited Partners include returns of capital per Unit of limited partnership interest of $23.75, $20.00, $6.43, $20.00, and $5.66 for the years ended December
    31, 1996, 1995, 1994, 1993 and 1992, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

The above financial data should be read in conjunction with the consolidated financial statements in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership raised $152,218,500 in a public offering of 304,437 units which was terminated in 1988. The Partnership has no plans to raise additional capital.

The Partnership made four investments in partnerships which own interests in properties, on an all-cash basis. One of such partnerships sold its property interest in 1996, and another has agreed to sell its real estate in 1997. The Partnership's acquisition program has been completed. No additional investments are planned.

Real estate markets continued to stabilize in 1996, primarily due to decreased new office construction and continued strong leasing efforts causing a reduction in oversupply in many office markets.
In most markets, office construction is limited to build-to-suit projects.

On December 31, 1996, Technology Park Associates, (which is owned 65% by the Partnership) sold the Technology Park Reston office park. (See Note 4 to the consolidated financial statements). The Partnership's share of the net sales proceeds was approximately $32.9 million of which approximately $32.4 million ($106.27 per Unit) was distributed to the Limited Partners in January 1997 representing a return of invested capital; the remaining $.5 million of proceeds was added to Partnership cash reserves. Net income from the property in 1996 was approximately $6.5 million (including gain on the sale of the property of approximately $3.2 million) and cash flow from operations (including the gain) was approximately $5.0 million.

In February 1997, the partnership which owns Pasadena Financial Center agreed to sell the building for $26.7 million. The Partnership's share of the sales proceeds, net of closing costs, is expected to be approximately $25.9 million (of which, the minority interest share will be approximately $11.4 million). Cash flow from this property (net of minority interest) was approximately $1 million in 1996.

The Partnership's liquidity depends upon cash flow from operations of its property investments and expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of vacant space. In 1996, all of the Partnership's property investments generated positive cash flow from operations, and it is anticipated that they will continue to do so in 1997.

In addition, the Partnership's liquidity has been and will be affected by the sale of properties. The Managing General Partner currently plans to market for sale the Partnership's remaining property investments in 1997 and 1998, with the objective of completing sales of all of the Partnership's office properties by the end of 1998. There is no assurance the Partnership will be able to achieve these objectives. As the Partnership has fewer income-producing investments, Partnership cash from operations will decline, as will Partnership distributions. The Partnership will also require less cash reserves to fund capital expenditures and leasing commissions.

Cash flow from operations and distributions from joint ventures exceeded distributions to investors, capital expenditures and contributions to the joint ventures in 1996 and the Partnership expects that its cash flow from operations and distributions received from joint ventures will exceed distributions to its investors (other than distributions of net proceeds from property sales) in 1997. The Partnership expects to fund a portion of capital expenditures, leasing commissions and contributions to its joint ventures from cash reserves in 1997, and also plans to distribute a portion of its cash reserves in 1997. The Managing General Partner believes cash reserves will be sufficient for the Partnership's future needs.

In 1996, the Partnership contributed approximately $1.3 million to its joint ventures, primarily for its share of capital expenditures needed to re-lease a significant portion of vacant space at the Chesterbrook Corporate Center.

As of December 31, 1996, the Partnership has commitments to fund approximately $442,000, its share of capital expenditures, primarily to the Chesterbrook joint venture.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

The decrease in deferred leasing commissions and other assets is due to the elimination of these assets as a result of the sale of the Technology Park Reston property.

On January 29, 1997, the Partnership paid the fourth quarter distribution of $6.875 per Unit to the Limited Partners. The total cash distribution amounted to $2,325,498, with $2,092,948 distributed to the Limited Partners and $232,550 to the General Partners. On January 31, 1997, the Partnership distributed $32,351,457 ($106.27 per Unit) of the net proceeds from the sale of the Technology Park Reston office park representing a return of capital. The distribution was paid 100% to Limited Partners.

Operations

Fluctuations in the Partnership's operating results for the year ended December 31, 1996 compared to 1995 and for 1995 compared to 1994 are primarily attributable to the following:

The increase in rental income in 1996 compared to 1995 was primarily due to increased rental income at Pasadena Financial Center. The increase in rental income in 1995 compared to 1994 was primarily due to the writeoff in 1994 of approximately $613,000 of receivables related to the accrual to recognize rental revenue on a straight-line basis at the Pasadena Financial Center.

The gain on sale of real estate in 1996 resulted from the sale of the Technology Park Reston property.

The increase in equity in earnings (losses) of joint ventures in 1996 compared to 1995 and decrease in 1995 compared to 1994 was primarily attributable to the $16.0 million impairment writedown in 1995 on the Chesterbrook property. Excluding this writedown, the equity in earnings (losses) decreased by approximately $670,000 in 1995 compared to 1994 due to the following at the Chesterbrook property: (a) increased depreciation and amortization on increased capital expenditures and (b) decreased pass-through income from new tenants. These decreases were partially offset by increased rental income.

The lower property operating expenses in 1995 compared to 1996 and 1994 is primarily due to a real estate tax refund received at Pasadena Financial Center in 1995.


The decreases in depreciation and amortization in 1996 compared to 1995 were primarily due to the $7.8 million impairment writedown of Pasadena Financial Center in the fourth of quarter of 1995. (see
Note 4 to the consolidated financial statements). The decreases in depreciation and amortization in 1995 compared to 1994 were primarily due to the write-off in 1994 of approximately $600,000 of tenant improvements and leasing commissions at Pasadena Financial Center relating to space which Countrywide gave back pursuant to the restructuring of its leases.

A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

Current market conditions in Valley Forge, Pennsylvania, where the Chesterbrook Corporate Center is located have improved, especially during the second half of 1996. Market occupancy is approximately 88%. At December 31, 1996, the property was approximately 99% leased to 26 tenants, compared to 93% at the prior year-end. The average occupancy during 1996 was approximately 96%. Leases for approximately 19% of total space expire in 1998 including Philadelphia Electric Company (for approximately 15% of total space). The leases of Aetna Health Plan (for approximately 12% of total space) and Dun & Bradstreet (for approximately 12% of total space) expire in 1999 and 2000, respectively.

The overall vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park increased from 22% to 24% in 1996. The vacancy level in the west Westchester market in which the building is located is currently 15%, and it is unlikely that this vacant space will be absorbed in the market for several years. However, during 1996, average occupancy at the property was approximately 99%, and at December 31, 1996, occupancy at the property was 99%, essentially unchanged from the prior year. The property is leased to 22 tenants. KLM Royal Dutch Airlines owns a long-term leasehold in approximately 20% of the space at the property. Leases aggregating approximately 12% and 10% of the property's space expire in 1997 and 1998, respectively. The lease of Fuji Photo Film (for approximately 25% of the property's space) expires in 2001. No other tenants occupy more than 10% of the property.

Technology Park Reston, located in the Reston, Virginia market was 100% leased during fiscal year 1996 to Sprint Communications. The property was sold on December 31, 1996. See Note 4 to the consolidated financial statements.

Pasadena Financial Center, located in Pasadena, California was 100% leased at December 31, 1996. An agreement to sell the property was entered into on February 28, 1997. See Note 4 to the consolidated financial statements.


Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                                    INDEX

(a) Financial Statements
                                                                  Page

Independent Auditors' Report
Consolidated Balance Sheets at December 31, 1996 and 1995
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994
Consolidated Statements of Partners' Capital for the years ended
  December 31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994
Notes to Consolidated Financial Statements



(b) Financial Statement Schedule                               Schedule

Real Estate and Accumulated Depreciation                          III











All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report




To The Partners of
Dean Witter Realty Income Partnership IV, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Income Partnership IV, L.P. and consolidated partnerships (the "Partnership") as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Income Partnership IV, L.P. and consolidated partnerships as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       /s/Deloitte & Touche LLP
                                            DELOITTE & TOUCHE LLP


New York, New York
March 26, 1997

                               DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                         CONSOLIDATED BALANCE SHEETS

                                         December 31, 1996 and 1995

                                                                              1996             1995
                                                   ASSETS
Cash and cash equivalents                                                 $ 56,199,072     $  6,456,209

Real estate held for sale                                                   20,322,459            -

Real estate:
  Land                                                                           -            8,004,189
  Buildings and improvements                                                     -           78,767,318
                                                                                 -           86,771,507
  Accumulated depreciation                                                       -           19,430,363
                                                                                 -           67,341,144

Investments in joint ventures                                               36,899,178       37,325,849

Deferred leasing commissions, net                                              567,184        1,268,490

Other assets                                                                 1,458,903        2,629,585

                                                                          $115,446,796     $115,021,277


                                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                                  $    268,202     $    213,948

Minority interest in consolidated joint ventures                            26,649,540       26,223,935
                                                                            26,917,742       26,437,883

Partners' capital (deficiency):
  General partners                                                          (4,887,822)      (4,658,431)
  Limited partners ($500 per Unit, 304,437 Units issued)                    93,416,876       93,241,825
                                                                            88,529,054       88,583,394

                                                                          $115,446,796     $115,021,277













                        See accompanying notes to consolidated financial statements.
/TABLE

                      DEAN WITTER REALTY INCOME PARTNERSHIP IV, L .P.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                Years ended December 31, 1996, 1995 and 1994

                                                              1996            1995             1994
Revenues:
  Rental                                                  $ 8,669,237     $  8,272,320     $ 7,722,477
  Equity in earnings (losses) of joint ventures             3,041,184      (13,630,960)      3,039,383
  Gain on sale of real estate                               3,169,132            -               -
  Interest and other                                          306,055          359,506         457,757
                                                           15,185,608       (4,999,134)     11,219,617

Expenses:
  Property operating                                        1,414,012        1,082,243       1,531,831
  Depreciation                                              2,312,930        2,663,406       3,326,776
  Amortization                                                130,853          183,618         349,853
  General and administrative                                  596,945          585,574         533,801
  Loss on impairment of real estate                             -            7,765,989           -
                                                            4,454,740       12,280,830       5,742,261

Income (loss) before minority interests                    10,730,868      (17,279,964)      5,477,356

Minority interests                                          2,752,978       (1,789,401)        888,478

Net income (loss)                                         $ 7,977,890     $(15,490,563)    $ 4,588,878

Net income (loss) allocated to:
  Limited partners                                        $ 7,404,058     $(13,941,507)    $ 4,129,990
  General partners                                            573,832       (1,549,056)        458,888
                                                          $ 7,977,890     $(15,490,563)    $ 4,588,878

Net income (loss) per Unit of limited partnership
  interest                                                     $24.32          $(45.79)         $13.57

















                        See accompanying notes to consolidated financial statements.
/TABLE

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

Years ended December 31, 1996, 1995 and 1994

                                                    Limited             General
                                                    Partners            Partners             Total
Partners' capital (deficiency)
  at January 1, 1994                              $115,230,822        $(2,215,207)        $113,015,615

Net income                                           4,129,990            458,888            4,588,878

Cash distributions                                  (6,088,740)          (676,528)          (6,765,268)

Partners' capital (deficiency)
  at December 31, 1994                             113,272,072         (2,432,847)         110,839,225

Net loss                                           (13,941,507)        (1,549,056)         (15,490,563)

Cash distributions                                  (6,088,740)          (676,528)          (6,765,268)

Partners' capital (deficiency)
  at December 31, 1995                              93,241,825         (4,658,431)          88,583,394

Net income                                           7,404,058            573,832            7,977,890

Cash distributions                                  (7,229,007)          (803,223)          (8,032,230)

Partners' capital (deficiency)
  at December 31, 1996                            $ 93,416,876        $(4,887,822)        $ 88,529,054
















                        See accompanying notes to consolidated financial statements.
/TABLE

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1996, 1995 and 1994

                                                           1996              1995              1994
Cash flows from operating activities:
  Net income (loss)                                    $  7,977,890      $(15,490,563)     $ 4,588,878
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                        2,312,930         2,663,406        3,326,776
      Amortization                                          130,853           183,618          349,853
      Equity in earnings of joint ventures               (3,041,184)       13,630,960       (3,039,383)
      Gain on sale of land and building                  (3,169,132)            -                -
      Minority interest in earnings of
        consolidated joint ventures                       2,752,979        (1,789,401)         888,478
      Loss on impairment of real estate                       -             7,765,989            -
      (Increase) decrease in operating assets:
        Deferred expenses                                     -               (87,142)        (336,405)
        Other assets                                       (274,617)         (823,531)         307,350
      (Decrease) increase in operating liabilities:
        Accounts payable and accrued liabilities             60,690          (229,441)         165,997

          Net cash provided by operating activities       6,750,409         5,823,895        6,251,544

Cash flows from investing activities:
  Additions to buildings and improvements                (1,058,880)         (708,475)      (1,257,454)
  Proceeds from sale of real estate                      50,943,086             -                -
  Investments in joint ventures                          (1,277,336)       (1,250,865)      (2,580,120)
  Distributions from joint ventures                       4,745,191         5,368,592        5,094,896

          Net cash provided by investing activities      53,352,061         3,409,252        1,257,322

Cash flows from financing activities:
  Cash distributions                                     (8,032,230)       (6,765,268)      (6,765,268)
  Additional investments by minority interests              465,907           348,595          701,265
  Minority interests in distributions from
    consolidated joint ventures                          (2,793,284)       (2,528,830)      (2,443,294)

          Net cash used in financing activities         (10,359,607)       (8,945,503)      (8,507,297)

Increase (decrease) in cash and cash equivalents         49,742,863           287,644         (998,431)

Cash and cash equivalents at beginning of year            6,456,209         6,168,565        7,166,996

Cash and cash equivalents at end of year               $ 56,199,072      $  6,456,209      $ 6,168,565


Supplemental disclosure of non-cash investing activities:

  Reclassification of real estate held for sale:
    Real estate
      Land                                             $ 2,000,000
      Buildings and improvements                        25,772,096
      Accumulated depreciation                          (7,449,637)

      Real estate held for sale                        $20,322,459


                        See accompanying notes to consolidated financial statements.
/TABLE

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Partnership

Dean Witter Realty Income Partnership IV, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1986 to invest primarily in income-producing office, industrial and retail properties. The Partnership is managed by Dean Witter Realty Fourth Income Properties Inc. (the "Managing General Partner").

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

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate and any related assets. As part of this evaluation, the Partnership assesses, among other things, whether there has been a significant decrease in the market value of any of its properties. If events or circumstances indicate that the net carrying value of a property may not be recoverable, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings. The Partnership's accounting policy complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1996. The cash flows used to evaluate the recoverability of the assets and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

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


The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods; (b) rental income is recognized based on the payment terms in the applicable leases; and
(c) writedowns for impairment of real estate are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $17 million higher than the amounts reported for financial statement purposes.

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

Taxable income generally is allocated in the same proportions as distributions of distributable cash or sale or financing proceeds (except that the General Partners must be allocated at least 1% of taxable income from sales or financings). In the event there is no distributable cash or sale or financing proceeds, taxable income is allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss is allocated 90% to the Limited Partners and 10% to the General Partners.

Distributions paid to Limited Partners include returns of capital per Unit of limited partnership interest of $23.75, $20.00, and $6.43, for the years ended December 31, 1996, 1995 and 1994, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.











4.   Real Estate and Real Estate Held for Sale

The location, year of acquisition and net carrying values of the properties are as follows:

                                Year of               December 31,
Property                      Acquisition            1996              1995
Technology Park Reston
  Reston, VA                      1987           $     -           $47,341,144

Pasadena Financial Center                         20,322,459        20,000,000
  Pasadena, CA                    1989           $20,322,459       $67,341,144

Technology Park Reston

The Partnership owns a 65% general partnership interest in Technology Park Associates ("TPA"), which owned three office buildings in the Technology Park Reston office park. The remaining general partnership interest is held by an affiliate of the Partnership, Dean Witter Realty Income Partnership III, LP. The partners receive cash flow and profits and losses according to their interests.

Pursuant to an agreement dated as of November 19, 1996, TPA and an affiliate of the Managing General Partner (the "Affiliate"), which owned the fourth building at the property, agreed to sell the office park to Sprint Communications Company, L.P., which was the sole tenant at the property, for a negotiated sales price of $76,300,000. $51,483,000 of the sales price was allocated to TPA and $24,817,000 was allocated to the Affiliate, based on the relative square footage of the buildings each owned at the property.

The closing of the sale took place on December 31, 1996. The purchase price was received in cash at closing. The Partnership received approximately $32.9 million of such cash, representing its 65% share of the cash received by TPA, net of closing costs.

Sprint Communications Company, L.P. was responsible for all operating costs, including real estate taxes, at the property.
Accordingly, there are no property operating expenses for this property in the consolidated statements of operations.

Pasadena Financial Center

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

In 1995, the Partnership concluded that, based on a revised expectation as to the holding period of Pasadena Financial Center, the Partnership would be unable to recover its investment.
Accordingly, the Partnership wrote the property down to fair value (based on an independent appraisal) and recorded a loss on impairment of approximately $7.8 million ($4.4 million after minority interest).

In 1994, the Partnership wrote off approximately $457,000 of tenant improvements and $143,000 of leasing commissions at Pasadena
Financial Center relating to space given back by the property's largest tenant under a restructuring of its lease.

In February 1997, LCA agreed to sell the property for $26,700,000. Closing of the sale is expected to occur in the second quarter of 1997. At December 31, 1996, the carrying value of the property (approximately $20.3 million) was reclassified to real estate held for sale.

5.   Investments in Joint Ventures

Chesterbrook Corporate Center, Valley Forge, Pennsylvania

In 1987, the Partnership and Dean Witter Realty Income Partnership III, L.P. (through a partnership), and an affiliate of the Managing General Partner acquired 41.2%, 26.7% and 32.1% interests, respectively, in DWR Chesterbrook Associates, the general partnership which owns the property. The partners receive cash flow and profits and losses according to their interests.

In 1995, the general partners in DWR Chesterbrook Associates concluded that the property's value was impaired. Accordingly, in accordance with its policy for evaluating the recoverability of its real estate, which is the same as the Partnership's, DWR Chesterbrook Associates recorded a loss on impairment of the property of approximately $38.9 million. The Partnership's share of this loss (approximately $16 million) was included in equity in earnings (losses) of joint ventures in 1995.




Summarized financial information of DWR Chesterbrook Associates is as follows:

                                                                  December 31,
                                                        1996                  1995
Land and buildings, net                             $63,746,527           $ 64,230,400
Other                                                 3,482,813              3,588,262

Total assets                                        $67,229,340           $ 67,818,662

Liabilities                                         $ 2,323,803           $  2,242,262
Partners' capital                                    64,905,537             65,576,400

Total liabilities and capital                       $67,229,340           $ 67,818,662


                                                Years ended December 31,
                                            1996             1995             1994
Rental income                           $13,590,397      $ 13,286,086     $12,768,003
Other income                                 52,854            25,255         (41,561)
                                         13,643,251        13,311,341      12,726,442

Property operating expenses               4,681,584         4,684,258       4,021,495
Depreciation and amortization             3,161,268         4,663,290       3,929,508
Loss on impairment of real estate             -            38,901,405           -
                                          7,842,852        48,248,953       7,951,003

Net income                              $ 5,800,399      $(34,937,612)    $ 4,775,439)

Taxter Corporate Park, Westchester County, New York

The general partnership which owns the property is owned 40.6% by the Partnership. Affiliates of the Partnership, Dean Witter Realty Income Partnership II, L.P., and Dean Witter Realty Income Partnership III, own the remaining interests. The partners receive cash flow and profits and losses according to their interests.

Summarized financial information of the Taxter joint venture is as follows:

                                                                 December 31,
                                                     1996                  1995
Land and building, net                            $17,709,794           $18,526,663
Other                                               1,817,522             1,381,243

Total assets                                      $19,527,316           $19,907,906

Liabilities                                       $   273,240           $   285,866
Partners' capital                                  19,254,076            19,622,040

Total liabilities and capital                     $19,527,316           $19,907,906




                                                  Years ended December 31,
                                              1996             1995            1994
Rental income                             $ 5,741,566      $ 6,078,785     $ 6,120,192
Other income                                  270,626           94,757          78,764
                                            6,012,192        6,173,542       6,198,956

Property operating expenses                 3,204,335        3,197,884       2,542,248
Depreciation and amortization               1,203,375        1,095,519       1,016,555
                                            4,407,710        4,293,403       3,558,803

Net income                                $ 1,604,482      $ 1,880,139     $ 2,640,153

Activity in Investments in Joint Ventures is as follows:

                                              1996            1995             1994

Investments at beginning of year         $ 37,325,849     $ 55,074,536     $54,549,929
Equity in earnings (losses)                 3,041,184      (13,630,960)      3,039,383
Distributions                              (4,745,191)      (5,368,592)     (5,094,896)
Contributions                               1,277,336        1,250,865       2,580,120

Investments at end of year               $ 36,899,178     $ 37,325,849     $55,074,536

6.   Leases

Minimum future rental income under noncancellable operating leases as of December 31, 1996 is as follows:

     Year ending December 31:
            1997                          $ 3,185,901
            1998                            2,568,593
            1999                            2,574,546
            2000                            2,214,428
            2001                            1,546,003
            Thereafter                     13,407,250

            Total                         $25,496,721

The Partnership has determined that all leases relating to its properties are operating leases. The terms range from five to seventeen years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

7.   Related Party Transactions

An affiliate of the Managing General Partner provides property management services for two properties and for five buildings at Chesterbrook Corporate Center. The Partnership paid the affiliate management fees of approximately $161,000, $172,000 and $178,000 for the years ended December 31, 1996, 1995 and 1994, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For each of the three years ended December 31, 1996, 1995 and 1994, the Partnership incurred approximately $402,000 for such services. These amounts are included in general and administrative expenses.

As of December 31, 1996, the affiliates were owed approximately
$47,000 in total for these services.

8.   Litigation

Various public partnerships sponsored by Dean Witter Realty Inc. (including the Partnership and its Managing General Partner) are defendants in purported class action lawsuits pending in state and federal courts. The complaints allege a number of claims, including breach of fiduciary duty, fraud and misrepresentation, and seek an accounting of profits, compensatory and other damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants are vigorously defending these actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

9.   Distributions After Year-End

On January 29, 1997, the Partnership paid a cash distribution of $6.875 per Unit to the Limited Partners. The total cash distribution amounted to $2,325,498, with $2,092,948 distributed to the Limited Partners and $232,550 to the General Partners. On January 31, 1997, the Partnership distributed $32,351,457 ($106.27 per Unit) of the net proceeds from the sale of the Technology Park Reston office park. The distribution was paid 100% to Limited Partners.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

          None.

                                         PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership and has no directors or executive officers.

The directors and executive officers of the Managing General Partner are as follows:

                                                Position with the
Name                                          Managing General Partner

William B. Smith                      Chairman of the Board of Directors
E. Davisson Hardman, Jr.              President and Director
Lawrence Volpe                        Controller and Director
Ronald T. Carman                      Secretary and Director

All of the directors have been elected to serve until the next annual meeting of the shareholders of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

William B. Smith, age 53, is a Managing Director of Dean Witter
Realty Inc. and has been with Dean Witter Realty Inc. since 1982.
He is an Executive Vice President of Dean Witter Reynolds Inc.

E. Davisson Hardman, Jr,, age 47, is a Managing Director of Dean
Witter Realty Inc. and has been with Dean Witter Realty since 1982.

Lawrence Volpe, age 49, is a Director and the Controller of Dean
Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

Ronald T. Carman, age 45, is a Director and the Secretary of Dean
Witter Realty Inc.  He is a Senior Vice President and Associate
General Counsel of Dean Witter, Discover & Co. and Dean Witter
Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.






ITEM 11.     EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in Item 5 above. The General Partners received cash distributions of $803,223, $676,528 and $676,528 during the years ended December 31, 1996, 1995 and 1994.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 7 to the Consolidated
Financial Statements in Item 8 above.

The directors and executive officers of the Managing General Partner received no renumeration from the Partnership.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

(a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

(b)  The executive officers and directors of the Managing General
Partner own the following Units as of March 17, 1997:

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As a result of their being partners of a limited partnership which is the Limited Partner of the Associate General Partner, certain current and former officers and directors of the Managing General Partner also own indirect general partnership interests in the Partnership. The Partnership Agreement of the Partnership provides that cash distributions and allocations of income and loss to the General Partners shall be distributed or allocated 50% to the Managing General Partner and 50% to the Associate General Partner. The General Partners' share of cash distributions and income or loss is described in Item 5 above.

All of the outstanding shares of common stock of the Managing General Partner are owned by Realty, a Delaware corporation which is a wholly-owned subsidiary of Dean Witter, Discover & Co. The general partner of the Associate General Partner is the Managing General Partner. The limited partner of the Associate General Partner is LSA 87 L.P., a Delaware limited partnership. Realty and certain current and former officers and directors of the Managing General Partner are partners of LSA 87 L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

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

                                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

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

     (27)    Financial Data Schedule

(d)  (1)     See paragraph (a) (2) above.

     (2) Financial statements of DWR Chesterbrook Associates, the joint venture which owns Chesterbrook Corporate Center.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

By:  Dean Witter Realty Fourth Income Properties Inc.
     Managing General Partner


By:  /s/E. Davisson Hardman, Jr.                   Date:  March 26, 1997
     E. Davisson Hardman, Jr.
     President

By:  /s/Lawrence Volpe                             Date:  March 26, 1997
     Lawrence Volpe
     Controller
     (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY FOURTH INCOME PROPERTIES INC.
Managing General Partner

/s/William B. Smith                                Date:  March 26, 1997
William B. Smith
Chairman of the Board of Directors

/s/E. Davisson Hardman, Jr.                        Date:  March 26, 1997
E. Davisson Hardman, Jr.
Director

/s/Lawrence Volpe                                  Date:  March 26, 1997
Lawrence Volpe
Director

/s/Ronald T. Carman                                Date:  March 26, 1997
Ronald T. Carman
Director
SCHEDULE III

                               DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                  Real Estate and Accumulated Depreciation

                                              December 31, 1996

                                        Initial cost to Partnership (A)
                                                                                            Costs
                                                                                         Capitalized
                                                   Buildings &                          Subsequent to
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





                                                  Gross Amount at which Carried at End of Period (B)

                               Loss on                                       Reclassifi-
                            Impairment of                  Buildings and      cation to
Description                 Real Estate         Land       Improvements     Held for Sale        Total

Tech Park Reston
Reston, VA                  $      -         $    -        $     -          $     -          $    -

Pasadena Financial
  Center
Pasadena, CA                 7,765,989        2,000,000     25,772,096       (27,772,096)         -

                            $7,765,898       $2,000,000    $25,772,096      $(27,772,096)    $    -

/TABLE

                               DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                                                                              Life on which
                                     Reclassifi-                                              Depreciation
                      Accumulated    cation to                                                  Latest in
                      Depreciation   Real Estate                   Date of         Date          Income
Description                (c)      Held for Sale     Total     Construction     Acquired      is Computed
Tech Park Reston
Reston, VA            $    -        $     -        $    -       1983 - 1985   December 1987   15-40 years

Pasadena Financial
Center
Pasadena, CA           7,449,637     (7,449,637)        -       1983          December 1989   5-40 years

                      $7,449,637    $(7,449,637)   $    -

Notes:

(A) The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. The aggregate cost for Federal income tax purposes was $86,505,439.

(B)   Reconciliation of real estate owned at December 31:

                                                                1996             1995            1994
      Balance at beginning period                           $ 86,771,507     $93,829,021     $93,193,577

      Additions during period:
      Purchases                                                  465,907         708,475       1,257,454
      Decrease due to sale of real estate                    (59,465,318)         -                -
      Write-off due to termination of lease                        -              -             (622,010)
      Loss on impairment of real estate                            -          (7,765,989)          -
      Decrease due to reclassification to
        real estate held for sale                            (27,772,096)         -                -

      Balance at end of period                              $      -         $86,771,507     $93,829,021

(C)   Reconciliation of accumulated depreciation:

      Balance at end of period                              $ 19,430,363     $16,766,957     $14,062,191

      Depreciation expense                                     2,312,930       2,663,406       2,869,978
      Write-off due to termination of lease                        -              -             (165,212)
      Decrease due to sale of real estate                    (14,293,656)         -                -
      Decrease due to reclassification to
        real estate held for sale                             (7,449,637)         -                -

      Balance at end of period                              $      -         $19,430,363     $16,766,957




/TABLE

Independent Auditors' Report



To The Partners of
DWR Chesterbrook Associates


We have audited the accompanying balance sheets of DWR Chesterbrook Associates (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DWR Chesterbrook Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                       /s/Deloitte & Touche LLP
                                          DELOITTE & TOUCHE LLP



March 26, 1997
New York, New York

                                         DWR CHESTERBROOK ASSOCIATES

                                               BALANCE SHEETS

                                         December 31, 1996 and 1995

                                                                          1996             1995

                                                   ASSETS
Cash and cash equivalents                                             $   778,240      $   831,280

Real estate, at cost:
  Land                                                                  6,420,000        6,420,000
  Buildings and improvements                                           87,891,077       85,531,102
                                                                       94,311,077       91,951,102
  Accumulated depreciation                                             30,564,550       27,720,702
                                                                       63,746,527       64,230,400

Deferred leasing commissions, net                                       1,046,485          978,141

Other assets                                                            1,658,088        1,778,841

                                                                      $67,229,340      $67,818,662


                                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                              $   910,636      $   829,095

Due to affiliate                                                        1,413,167        1,413,167
                                                                        2,323,803        2,242,262

Partners' capital                                                      64,905,537       65,576,400

                                                                      $67,229,340      $67,818,662

















                               See accompanying notes to financial statements.

DWR CHESTERBROOK ASSOCIATES

STATEMENTS OF OPERATIONS

Years ended December 31, 1996, 1995 and 1994

                                                        1996              1995             1994
Revenue:
  Rental                                            $13,590,397       $ 13,286,086     $12,768,003
  Interest                                               52,854             25,255         (41,561)
                                                     13,643,251         13,311,341      12,726,442

Expenses:
  Property operating                                  4,681,584          4,684,258       4,021,495
  Depreciation                                        2,843,848          4,395,918       3,800,511
  Amortization                                          317,420            267,372         128,997
  Loss on impairment of real estate                       -             38,901,405           -
                                                      7,842,852         48,248,953       7,951,003

Net income (loss)                                   $ 5,800,399       $(34,937,612)    $ 4,775,439





























                               See accompanying notes to financial statements.
/TABLE

DWR CHESTERBROOK ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL

Years ended December 31, 1996, 1995, and 1994

Partners' capital at January 1, 1994                                  $107,564,731

Net income                                                               4,775,439

Capital contributions                                                    5,175,874

Cash distributions                                                      (9,223,500)

Partners' capital at December 31, 1994                                 108,292,544

Net loss                                                               (34,937,612)

Capital contributions                                                    1,894,550

Cash distributions                                                      (9,673,082)

Partners' capital at December 31, 1995                                  65,576,400

Net income                                                               5,800,399

Capital contributions                                                    2,745,738

Cash distributions                                                      (9,217,000)

Partners' capital at December 31, 1996                                $ 64,905,537

















                               See accompanying notes to financial statements.
/TABLE

                                DWR CHESTERBROOK ASSOCIATES

                                          STATEMENTS OF CASH FLOWS

                                Years ended December 31, 1996, 1995 and 1994

                                                            1996            1995             1994
Cash flows from operating activities:
  Net income (loss)                                     $ 5,800,399     $(34,937,612)    $ 4,775,439
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation                                      2,843,848        4,395,918       3,800,511
        Amortization                                        317,420          267,372         128,997
        Loss on impairment of real estate                     -           38,901,405           -
        (Increase) decrease in operating assets:
          Deferred expenses                                (385,764)        (353,169)       (725,764)
          Other assets                                      120,753          535,335        (171,482)
        Increase (decrease) in operating liabilities:
          Accounts payable and accrued
            liabilities                                      81,541          608,158        (410,681)

            Net cash provided by operating
              activities                                  8,778,197        9,417,407       7,397,020

Cash flows from investing activities:
  Additions to real estate                               (2,359,975)      (1,337,571)     (4,265,818)

Cash flows from financing activities:
  Capital contributions                                   2,745,738        1,894,550       5,175,874
  Cash distributions                                     (9,217,000)      (9,673,082)     (9,223,500)

            Net cash used in financing activities        (6,471,262)      (7,778,532)     (4,047,626)

Increase (decrease) in cash and cash
  equivalents                                               (53,040)         301,304        (916,424)

Cash and cash equivalents at beginning of year              831,280          529,976       1,446,400

Cash and cash equivalents at end of year                $   778,240     $    831,280     $   529,976














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

The general partners of the Partnership are Chesterbrook Investment Partners, L.P. (67.9%) (which is owned 60.7% by Dean Witter Realty Income Partnership III, L.P. and 39.3% by Dean Witter Realty Income Partnership IV, L.P.) and Duportail Investment Partners, L.P. (32.1%).

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

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate and any related assets. As part of this evaluation, the Partnership assesses, among other things, whether there has been a significant decrease in the market value of any of its properties. If events or circumstances indicate that the net carrying value of a property may not be recoverable, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings. The Partnership's accounting policy complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1996. The cash flows used to evaluate the recoverability of the assets and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

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

The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods; (b) rental income is recognized based on the payment terms in the applicable leases; (c) payments made by the seller of the property in prior years under a rental income guaranty were accounted for as rental income; and (d) writedowns for impairment of real estate are not deductible. The tax basis of the Partnership's assets and liabilities is approximately $37 million higher than the amount reported for financial statement purposes.


3.  Real Estate

In 1995, the Partnership re-leased a substantial amount of space as a result of the departure of the property's largest tenant, which had occupied approximately 36% of the property's space. Although office vacancy levels in the suburban Philadelphia market had been stagnant for several years, the high quality of the Chesterbrook property had made it possible to re-lease substantially all of the vacated space. However, at the time of the re-leasing market rents were lower than previous rents received at the property, which were expected to result in reduced future cash flow therefrom. Also, because of its amenities, size and configuration, the Chesterbrook property had been able to command a rental premium over other properties in the market; however, this premium was substantially eroded because of the continuing high vacancy in the market. As a result, the general partners of the Partnership concluded that the property's value was impaired and, in accordance with its policy for evaluating the recoverability of its real estate, the Partnership wrote the property down to its fair value (based on an independent appraisal) and recorded a loss on impairment of approximately $38.9 million in 1995.

4.  Lease Commitments

Minimum future rental income under noncancellable operating leases as of December 31, 1996 is as follows:

      Year ending December 31:
      1997                            $11,950,221
      1998                             10,882,476
      1999                              9,756,179
      2000                              4,876,047
      2001                              2,943,713
      Thereafter                        4,765,505

      Total                           $45,174,141

The Partnership has determined that all leases relating to the Property are operating leases. The terms range from three to ten years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

5.  Related Party Transactions

An affiliate of the partners co-manages five buildings at the property. The Partnership paid the affiliate management fees of approximately $37,000, $63,000 and $58,000 in 1996, 1995 and 1994,
respectively, for such services.

Another affiliate of the general partners earned a fee in 1987 for the acquisition of the properties in the amount of $4,258,703. Of this amount, $1,413,167 remains unpaid.
   Exhibit Index for Dean Witter Realty Income Partnership IV, L.P.

Exhibit No.                Description

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

    (27)         Financial Data Schedule

    (99) Financial statements of DWR Chesterbrook Associates, the joint venture which owns Chesterbrook Corporate Center.