Form 10-Q
period 1997-03-31
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1997-05-13
CIK 819342

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                    For the period ended March 31, 1997

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






                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
                                                         1997          1996

                                    ASSETS
Cash and cash equivalents                            $ 5,602,384   $ 56,199,072

Real estate held for sale                             20,322,459     20,322,459

Investments in joint ventures                         36,537,337     36,899,178

Deferred expenses, net                                   561,455        567,184

Other assets                                           1,307,845      1,458,903

                                                     $64,331,480   $115,446,796


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities             $   541,382   $    268,202

Minority interest in consolidated joint ventures       8,897,793     26,649,540
                                                       9,439,175     26,917,742

Partners' capital (deficiency):
  General partners                                    (5,016,418)    (4,887,822)
  Limited partners ($500 per Unit, 304,437
    Units issued)                                     59,908,723     93,416,876
                                                      54,892,305     88,529,054

                                                     $64,331,480   $115,446,796













         See accompanying notes to consolidated financial statements.

                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME

                  Three months ended  March 31, 1997 and 1996

                                                        1997          1996
Revenues:
  Rental                                             $  877,627    $2,061,952
  Equity in earnings of joint ventures                  698,952       679,178
  Interest and other                                    191,080        82,739
                                                      1,767,659     2,823,869

Expenses:
  Property operating                                    362,028       347,528
  Depreciation                                             -          576,128
  Amortization                                            5,729        32,713
  General and administrative                            132,639       153,686
                                                        500,396     1,110,055

Income before minority interests                      1,267,263     1,713,814

Minority interests                                      227,045       413,129

Net income                                           $1,040,218    $1,300,685

Net income allocated to:
  Limited partners                                   $  936,196    $1,170,616
  General partners                                      104,022       130,069

                                                     $1,040,218    $1,300,685

Net income per Unit of limited partnership interest       $3.08         $3.85


















         See accompanying notes to consolidated financial statements.
/TABLE

                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                       Three months ended March 31, 1997


                                        Limited        General
                                        Partners       Partners        Total
Partners' capital (deficiency)
  at January 1, 1997                  $ 93,416,876   $(4,887,822)  $ 88,529,054

Net income                                 936,196       104,022      1,040,218

Cash distributions                     (34,444,349)     (232,618)   (34,676,967)

Partners' capital (deficiency)
  at March 31, 1997                   $ 59,908,723   $(5,016,418)  $ 54,892,305































         See accompanying notes to consolidated financial statements.
/TABLE

                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Three months ended March 31, 1997 and 1996

                                                         1997          1996
Cash flows from operating activities:
  Net income                                         $  1,040,218  $ 1,300,685
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                            -          576,128
    Amortization                                            5,729       32,713
    Minority interest in joint ventures' operations       227,045      413,129
    Equity in earnings of joint ventures                 (698,952)    (679,178)
    Decrease in operating assets:
      Other assets                                        151,058       24,141
    Increase in operating liabilities:
      Accounts payable and accrued liabilities            273,180      157,718

        Net cash provided by operating activities         998,278    1,825,336

Cash flows from investing activities:
  Additions to buildings and improvements                   -         (177,578)
  Additional investments in joint ventures                (85,493)    (389,036)
  Distributions from joint ventures                     1,146,286    1,208,395

        Net cash provided by investing activities       1,060,793      641,781

Cash flows from financing activities:
  Cash distributions                                  (34,676,967)  (1,691,317)
  Additional investments by minority interests              4,233       31,934
  Minority interests in joint ventures'
    distributions                                     (17,983,025)    (651,754)

        Net cash provided by investing activities     (52,655,759)  (2,311,137)

(Decrease) increase in cash and cash equivalents      (50,596,688)     155,980

Cash and cash equivalents at beginning of period       56,199,072    6,456,209

Cash and cash equivalents at end of period           $  5,602,384  $ 6,612,189











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

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. Operating results of interim periods may not be indicative of the operating results for the entire year.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Partnership's 1997 year-end financial statements. The Partnership's management has determined that this standard will have no impact on the Partnership's computation or presentation of net income per unit of limited partnership interest.

2.  Real Estate

Pursuant to an agreement dated as of February 28, 1997, Lake
Colorado Associates agreed to sell the Pasadena Financial Center property to Spieker Properties, L.P., an unaffiliated party, for $26,700,000.

The sale closing took place on April 10, 1997. The purchase price was received in cash at closing. The Partnership received approximately $14.7 million of such cash, representing its 56% share of the cash received by Lake Colorado Associates net of closing costs.

Summarized financial information of the Partnership's investment in DWR Chesterbrook Associates, the general partnership which owns the Chesterbrook Corporate Center property, is as follows:

                                 Quarter ended March 31,
                                1997               1996
Revenues                     $3,368,965         $3,227,005

Expenses                      1,932,089          1,971,686

Net income                   $1,436,876         $1,255,319

3.  Related Party Transactions

An affiliate of the Managing General Partner provided property management services for two properties and for five buildings at the Chesterbrook Corporate Center as of March 31, 1997 and 1996. The Partnership paid the affiliate management fees of approximately $45,000 and $42,000 for the three months ended March 31, 1997 and 1996, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the three-month periods ended March 31, 1997 and 1996, the Partnership incurred approximately $75,000 and $100,000, respectively for these services. These amounts are included in general and administrative expenses.

As of March 31, 1997, the affiliates were owed approximately $25,000 for these services.

4.  Litigation

Various public partnerships sponsored by Dean Witter Realty Inc. (including the Partnership and its Managing General Partner) are defendants in purported class action lawsuits pending in state and federal courts. The complaints allege a number of claims, including breach of fiduciary duty, fraud and misrepresentation, and seek an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants are vigorously defending these actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

5.  Distributions

On January 31, 1997, the Partnership distributed $32,351,457
($106.27 per Unit) of the net proceeds from the sale of the Technology Park Reston office park representing a return of capital. The distribution was paid 100% to Limited Partners.

On April 28, 1997, the Partnership paid the first quarter cash distribution of $4.66 per Unit to the Limited Partners. The total cash distribution amounted to $1,576,311, with $1,418,680 distributed to the Limited Partners and $157,631 to the General Partners. On April 28, 1997 the Partnership also distributed $14,737,311 of the net proceeds from the sale of the Pasadena Financial Center property ($48.41 per Unit). The distribution was paid 100% to Limited Partners.
DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership raised $152,218,500 in a public offering of 304,437 units which was terminated in 1988. The Partnership has no plans to raise additional capital.

The Partnership made four investments in partnerships which own interests in properties on an all-cash basis. One of such partnerships sold its property interest in 1996, and another sold its real estate in April 1997. The Partnership's acquisition program has been completed. No additional investments are planned.

Real estate markets continued to stabilize in the first quarter of 1997, primarily due to decreased new office construction and continued strong leasing efforts causing a reduction in oversupply in many office markets. In most markets, office construction is limited to build-to-suit projects. While vacancy in the office market in Westchester County, New York (the location Taxter Corporate Park) is approximately 24%, the market slowly continues to improve as overall demand increases. The suburban Philadelphia office market (the location of the Chesterbrook Corporate Center) also continues to improve with vacancy levels decreasing to approximately 12%. Demand for quality space is expected to increase in 1997.

The Partnership's liquidity depends upon cash flow from operations of its property investments and expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of vacant space. During the three months ended March 31, 1997, all of the Partnership's property investments generated positive cash flow from operations, and it is anticipated that they will continue to do so for the remainder of 1997.

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


During the three months ended March 31, 1997, cash flow from operations and distributions from joint ventures exceeded distributions to investors (excluding the distribution of proceeds from the sale of the Technology Park Reston office park), capital expenditures and contributions to joint ventures.

During the three months ended March 31, 1997, the Partnership contributed approximately $85,500, primarily for its share of tenant improvements at the Chesterbrook joint venture.

As of March 31, 1997, the Partnership also has commitments to fund approximatley $476,000 for its share of capital expenditures, primarily at the Chesterbrook joint venture.

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

On April 28, 1997, the Partnership paid the first quarter distribution of $4.66 per Unit to the Limited Partners. The total cash distribution amounted to $1,576,311, with $1,418,680 distributed to the Limited Partners and $157,631 to the General Partners. On April 28, 1997, the Partnership distributed $14,737,311 of the net proceeds from the sale of the Pasadena Financial Center property ($48.41 per Unit). The distribution was paid 100% to Limited Partners.

Operations

Fluctuations in the Partnership's operating results for the three-months ended March 31, 1997 compared to the three-months ended March 31, 1996 were primarily attributable to the following:

The decreases in rental income, depreciation and amortization expenses, and minority interest are due to the December 31, 1996 sale of the Technology Park Reston office park.

Interest and other income increased primarily due to the investment of the cash proceeds from the sale of the Technology Park Reston office park.

A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

Current market conditions in Valley Forge, Pennsylvania, where the Chesterbrook Corporate Center is located continue to improve with market occupancy currently at approximately 88%. Effective rental rates have also increased slightly in the market. During the first quarter 1997 occupancy at the property remained at approximately 99%. No leases for a significant amount of space expire before 1998.

The overall vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park, remained at approximately 24%, and the west Westchester market in which the building is located also remained at approximately 15% vacant. It is unlikely that the vacant space will be absorbed in the market for several years. During the first quarter of 1997, occupancy at the property remained at 99%. No leases for a significant amount of space expire before 2001.

Pasadena Financial Center, located in Pasadena, California was 100% leased at March 31, 1997. The property was sold on April 10, 1997. See Note 2 to the consolidated financial statements.

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



                                     DEAN WITTER REALTY INCOME
                                       PARTNERSHIP IV, L.P.

                             By:     Dean Witter Realty Fourth
                                       Income Properties Inc.
                                     Managing General Partner



Date:  May 13, 1997          By:     /s/E. Davisson Hardman, Jr.
                                     E. Davisson Hardman, Jr.
                                     President


Date:  May 13, 1997          By:     /s/Lawrence Volpe
                                     Lawrence Volpe
                                     Controller
                                     (Principal Financial and
                                      Accounting Officer)

                  Quarter Ended March 31, 1997


                           Exhibit Index



            Exhibit
              No.                     Description

              27                Financial Data Schedule





































                                E1