Form 10-Q
period 1997-06-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1997-08-13
CIK 819342

5




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended June 30, 1997

                               OR

    [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

                          Page 1 of 13

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

CONSOLIDATED BALANCE SHEETS
                                              June 30, December
31,
                                                1997       1996

                             ASSETS
Cash and cash equivalents                    $ 4,984,764    $
56,199,072

Investments in joint ventures                 36,152,539
36,899,178

Other assets                                     127,319
1,458,903

Real estate held for sale                          -
20,322,459

Deferred expenses, net                             -
567,184

                                             $ 41,264,622
$115,446,796



                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities     $    283,445   $
268,202

Minority interests in consolidated joint ventures             -
26,649,540

                                                  283,445
26,917,742

Partners' capital (deficiency):
 General partners                              (5,089,940)
(4,887,822)
 Limited partners ($500 per Unit, 304,437 Units issued)
46,071,117                                     93,416,876

                                               40,981,177
88,529,054

                                             $ 41,264,622
$115,446,796



  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                CONSOLIDATED STATEMENTS OF INCOME

        Three and six months ended June 30, 1997 and 1996


                              Three months ended          Six
months ended
                                  June 30,           June 30,
                              1997     1996      1997     1996
Revenues:
 Rental                    $  119,345         $2,185,558    $
996,972                    $4,247,510
 Gain on sale of real estate         4,184,529              -
4,184,529                        -
 Equity in earnings of joint
  ventures                    786,243            744,638
1,485,195                   1,423,816
 Interest and other           103,578             55,274
294,658                       138,013

                            5,193,695          2,985,470
6,961,354                   5,809,339

Expenses:
 Property operating            30,965            355,948
392,993                       703,476
 Depreciation                    -     578,147               -
1,154,275
 Amortization                     550             32,713
6,279                          65,426
 General and administrative             95,657            145,658
228,296                       299,344

                              127,172          1,112,466
627,568                     2,222,521

Income before minority interests     5,066,523          1,873,004
6,333,786                   3,586,818

Minority interests          2,664,030            453,062
2,891,075                     866,191

 Net income                $2,402,493         $1,419,942
$3,442,711                 $2,720,627

Net income allocated to:
 Limited partners          $2,318,385         $1,277,948
$3,254,581                 $2,448,564
 General partners              84,108            141,994
188,130                       272,063

                           $2,402,493         $1,419,942
$3,442,711                 $2,720,627

Net income per Unit of limited
 partnership interest      $     7.62         $     4.20    $
10.69                      $     8.04


  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                 Six months ended June 30, 1997

                                   Limited   General
                                   Partners  Partners     Total
Partners' capital (deficiency)
 at January 1, 1997                $ 93,416,876
$(4,887,822)                       $ 88,529,054

Net income                            3,254,581
188,130                               3,442,711

Cash distributions                  (50,600,340)
(390,248)                           (50,990,588)

Partners' capital (deficiency)
 at June 30, 1997                  $ 46,071,117
$(5,089,940)                       $ 40,981,177




























  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

             Six months ended June 30, 1997 and 1996

                                                1997       1996
Cash flows from operating activities:
 Net income                                  $  3,442,711   $
2,720,627
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation                                     -
1,154,275
   Amortization                                     6,279
65,426
   Minority interests in joint venture          2,891,075
866,191
   Gain on sale of real estate                 (4,184,529)
-
   Equity in earnings of joint ventures        (1,485,195)
(1,423,816)
   Increase in operating assets:
     Other assets                                  (8,891)
(84,893)
   Increase in operating liabilities:
     Accounts payable and accrued liabilities
51,513                                            95,779

      Net cash provided by operating activities
712,963                                        3,393,589

Cash flows from investing activities:
 Additions to buildings and improvements            -
(395,800)
 Proceeds from sale of real estate             26,372,099
-
 Investments in joint ventures                   (168,433)
(643,083)
 Distributions from joint ventures              2,400,267
2,275,052

      Net cash provided by investing activities
28,603,933                                     1,236,169

Cash flows from financing activities:
 Cash distributions                           (50,990,588)
(3,382,634)
 Additional investments by minority interests
263,494                                          174,156
 Minority interests in joint ventures' distributions
(29,804,110)                                  (1,241,375)

      Net cash used in financing activities   (80,531,204)
(4,449,853)

(Decrease) increase in cash and cash equivalents
(51,214,308)                                     179,905

Cash and cash equivalents at beginning of period
56,199,072                                     6,456,209

Cash and cash equivalents at end of period   $  4,984,764   $
6,636,114

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

In   the   opinion  of  management,  the   accompanying
financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the gain on sale of real estate in 1997, such adjustments consist only of normal recurring accruals.

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

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

      Notes to Consolidated Financial Statements

the  Partnership's 1997 year-end financial  statements.
The Partnership's management has determined that this standard will have no impact on the Partnership's computation or presentation of net income per Unit of limited partnership interest.

2.   Real Estate

In  April,  1997  Lake  Colorado  Associates  sold  the
Pasadena   Financial   Center   property   to   Spieker
Properties,   L.P.,   an   unaffiliated   party,    for
$26,700,000.  The purchase price was received  in  cash
at  closing.   The  Partnership received  approximately
$14.7 million of such cash, representing its 56% share of the cash received by Lake Colorado Associates net of closing costs.

On   April   28,  1997,  the  Partnership   distributed
$14,737,795 ($48.41 per Unit, representing a return of capital) of the net proceeds from the sale of the Pasadena Financial Center property. The distribution was paid 100% to Limited Partners.

Summarized  financial information of the  Partnership's
investment in DWR Chesterbrook Associates, the  general
partnership  which  owns  the  Chesterbrook   Corporate
Center property, is as follows:

             Three months ended June 30       Six
months ended June 30
               1997          1996      1997       1996

Revenues    $3,357,307   $3,331,043 $6,726,272
$6,558,048

Expenses     1,793,740    1,911,716  3,725,829
3,883,402

Net income  $1,563,567   $1,419,327 $3,000,443
$2,674,646

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

      Notes to Consolidated Financial Statements

3.   Related Party Transactions

An  affiliate of the Managing General Partner  provided
property   management   services   for   two   of   the
Partnership's  properties (one of  which  was  sold  in
1997)  and  for  five  buildings  at  the  Chesterbrook
Corporate  Center as of June 30, 1997  and  1996.   The
Partnership  paid  the  affiliate  management  fees  of
approximately  $76,000 and $86,000 for the  six  months
ended  June  30,  1997  and 1996, respectively.   These
amounts are included in property operating expenses.

Another  affiliate  of  the  Managing  General  Partner
performs  administrative functions, processes  investor
transactions  and  prepares  tax  information  for  the
Partnership.  For the six-month periods ended June  30,
1997  and  1996, the Partnership incurred approximately
$149,000 and $203,000, respectively for these services.
These    amounts   are   included   in   general    and
administrative expenses.

As of June 30, 1997, the affiliates were owed approximately $25,000 for these services.

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

      Notes to Consolidated Financial Statements

5.   Subsequent Distributions

On   July  29,  1997,  the  Partnership  paid  a   cash
distribution of $3.66 per Unit to the Limited Partners.
The total cash distribution amounted to $1,238,044, with $1,114,240 distributed to the Limited Partners and $123,804 to the General Partners.
    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

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

The   economic  expansion  continues  and  real  estate
markets continued to stabilize in the second quarter of
1997,   primarily   due   to   decreased   new   office
construction  and  continued  strong  leasing   efforts
causing  a  reduction  in  oversupply  in  many  office
markets.   The steady demand and the limited amount  of
speculative   office  construction  have  resulted   in
falling vacancies, rising rents and increasing property
values  in  many markets.  While vacancy in the  office
market  in  Westchester County, New York (the  location
Taxter  Corporate Park) remained at approximately  24%,
the  market  slowly  continues to  improve  as  overall
demand  increases.   The suburban  Philadelphia  office
market  (the  location  of the  Chesterbrook  Corporate
Center) also continues to improve with vacancy levels less than 12%. Demand for quality space is expected to increase in 1997.

The Partnership's liquidity depends upon cash flow from
operations  of  its investments in joint  ventures  and
required  contributions for building  improvements  and
tenant   improvements   and  leasing   commissions   in
connection  with the leasing of vacant  space.   During
the six months ended June 30, 1997, all of the Partnership's property investments generated positive cash flow from operations, and it is anticipated that they will continue to do so for the remainder of 1997.

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

In  addition, the Partnership's liquidity has been  and
will  be  affected  by  the sale  of  properties.   The
Managing General Partner currently plans to market  for
sale the Chesterbrook Corporate Center property in 1997
and  the  Taxter Corporate Park property in 1998,  with
the  objective of completing sales of these  properties
by  the  end  of  1998.   There  is  no  assurance  the
Partnership  will be able to achieve these  objectives.
As   the   Partnership   has   fewer   income-producing
investments,  Partnership  cash  from  operations  will
decline,   as  will  Partnership  distributions.    The
Partnership  will  also require less cash  reserves  to
fund    future   capital   expenditures   and   leasing
commissions.

A  special cash distribution of $6.25 per Unit will  be
paid to Limited Partners on or about on August 27, 1997
from  the  Partnership's cash reserves.   The  Managing
General  Partner  projects  that  the  remaining   cash
reserves will be sufficient for the Partnership's future needs.

During   the   six   months  ended   June   30,   1997,
distributions to investors (excluding the  distribution
of  proceeds  from  the sales of  the  Technology  Park
Reston   office  park  and  Pasadena  Financial  Center
properties), capital expenditures and contributions to joint ventures exceeded cash flow from operations and distributions from joint ventures. This shortfall was funded from cash reserves.

During  the  six  months  ended  June  30,  1997,   the
Partnership contributed approximately $85,000  for  its
share of tenant and building improvements at the Taxter
joint  venture and approximately $84,000 for its  share
of   tenant  improvements  at  the  Chesterbrook  joint
venture.

As   of  June  30,  1997,  the  Partnership  also   has
commitments  to  fund approximately  $500,000  for  its
share   of  capital  expenditures,  primarily  at   the
Chesterbrook joint venture. These expenditures will be funded from cash from operations and cash reserves.

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

On  April  28,  1997, the Partnership  paid  the  first
quarter  distribution of $4.66 per Unit to the  Limited
Partners.   The  total  cash distribution  amounted  to
$1,576,311, with $1,418,680 distributed to the  Limited
Partners  and  $157,631 to the  General  Partners.   On
April 28, 1997, the Partnership distributed $14,737,795
of  the  net  proceeds from the sale  of  the  Pasadena
Financial  Center  property  ($48.41  per  Unit).   The
distribution was paid 100% to the Limited Partners.

On   July  29,  1997,  the  Partnership  paid  a   cash
distribution of $3.66 per Unit to the Limited Partners.
The total cash distribution amounted to $1,238,044, with $1,114,240 distributed to the Limited Partners and $123,804 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for
the  three- and six-month periods ended June  30,  1997
compared to 1996 were primarily attributable to the following:

The decreases in rental income, property operating expense and depreciation and amortization expenses are due to the December 31, 1996 sale of the Technology
Park Reston office park and the April 10, 1997 sale of the Pasadena Financial Center.

The $4,184,529 gain on sale of real estate is due to the sale of the Pasadena Financial Center property.

Interest and other income increased primarily due to the investment of the cash proceeds from the sales of the Technology Park Reston office park and the Pasadena
Financial Center properties.

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

Minority interests increased due to the gains on the sales of the Pasadena Financial Center and Technology
Park Reston office park properties.

A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

Current    market   conditions   in    Valley    Forge,
Pennsylvania,  where the Chesterbrook Corporate  Center
is  located, continue to improve with market  vacancies
improving  to  less than 12%.  Effective  rental  rates
have also held steady in the market.  During the second
quarter  1997  occupancy at the property  increased  to
100%.   No  leases  for a significant amount  of  space
expire before 1998.

The  overall  vacancy  level in the  office  market  in
Westchester  County, New York, the location  of  Taxter
Corporate Park, remained at approximately 24%, and  the
west  Westchester  market  in  which  the  building  is
located also remained approximately 15% vacant.  It  is
unlikely that the vacant space will be absorbed in  the
market for several years.  During the second quarter of
1997, occupancy at the property increased to 100%.   No
leases for a significant amount of space expire before 2001.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

       a)  Exhibits.
            An exhibit index has been filed as part  of
this                Report on Page E1.

       b)  Reports on Form 8-K.

             -  Report  dated  April  4,  1997  of  the
valuation  per                       Unit  of   Limited
Partnership         interest        at         December
31, 1996.

            - Report dated April 10, 1997 reporting the
Partnership's  sale  of its interest  in  the  Pasadena
Financial Center property.


    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.


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

                              DEAN WITTER REALTY INCOME
PARTNERSHIP IV, L.P.

                         By:   Dean Witter Realty
Fourth                             Income Properties
Inc.
                              Managing General Partner


Date:   August  13,  1997    By:        /s/E.  Davisson
Hardman, Jr.
                              E. Davisson Hardman, Jr.
                              President


Date:   August  13, 1997       By:          /s/Lawrence
Volpe
                              Lawrence Volpe
                              Controller
                               (Principal Financial and
Accounting Officer)

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.


             Quarter Ended June 30, 1997

                    Exhibit Index



Exhibit
  No.                       Description

 27                  Financial Data Schedule




























                          E1