Form 10-Q
period 1997-09-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1997-11-13
CIK 819342

5




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
             For the period ended September 30, 1997

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

                          Page 1 of 15

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

CONSOLIDATED BALANCE SHEETS
                                             September 30,
December 31,
                                                1997       1996
                             ASSETS

Cash and cash equivalents                    $ 2,594,521    $
56,199,072

Investments in joint ventures                 35,989,506
36,899,178

Other assets                                     118,428
1,458,903

Real estate held for sale                          -
20,322,459

Deferred expenses, net                             -
567,184

                                             $38,702,455
$115,446,796



                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities     $    445,009   $
268,202

Minority interests in consolidated joint ventures             -
26,649,540

                                                  445,009
26,917,742

Partners' capital (deficiency):
 General partners                              (5,353,649)
(4,887,822)
 Limited partners ($500 per Unit, 304,437 Units issued)
43,611,095                                     93,416,876

                                               38,257,446
88,529,054

                                             $ 38,702,455
$115,446,796



  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                CONSOLIDATED STATEMENTS OF INCOME

     Three and nine months ended September 30, 1997 and 1996


                              Three months ended          Nine
months ended
                                 September 30,
September 30,
                              1997     1996      1997     1996
Revenues:
 Rental                    $   -    $2,217,027         $1,019,935
$6,464,537
 Gains on sales of real estate          -        161,883
4,184,529                     161,883
 Equity in earnings of joint
  ventures                  694,061    753,812          2,267,356
2,177,628
 Interest and other          50,382    101,656            349,417
239,669

                            744,443  3,234,378          7,821,237
9,043,717

Expenses:
 Property operating            -       338,937            420,333
1,042,413
 Depreciation                  -       580,186               -
1,734,461
 Amortization                  -        32,714              6,279
98,140
 General and administrative          115,501     147,567
343,797                       446,911

                            115,501  1,099,404            770,409
3,321,925

Income before minority interests     628,942   2,134,974
7,050,828                   5,721,792

Minority interests             -       549,874          2,979,175
1,416,065

 Net income                $628,942 $1,585,100         $4,071,653
$4,305,727

Net income allocated to:
 Limited partners          $557,433 $1,426,590         $3,812,014
$3,875,154
 General partners            71,509    158,510            259,639
430,573
                           $628,942 $1,585,100         $4,071,653
$4,305,727

Net income per Unit of limited
 partnership interest      $   1.83 $     4.69         $    12.52
$    12.73



  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

              Nine months ended September 30, 1997

                                   Limited   General
                                   Partners  Partners     Total
Partners' capital (deficiency)
 at January 1, 1997                $ 93,416,876
$(4,887,822)                       $ 88,529,054

Net income                            3,812,014
259,639                               4,071,653

Cash distributions                  (53,617,795)
(725,466)                           (54,343,261)

Partners' capital (deficiency)
 at September 30, 1997             $ 43,611,095
$(5,353,649)                       $ 38,257,446




























  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          Nine months ended September 30, 1997 and 1996

                                                1997       1996
Cash flows from operating activities:
 Net income                                  $  4,071,653   $
4,305,727
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                     -
1,734,461
   Amortization                                     6,279
98,140
   Gains on sales of real estate               (4,184,529)
(161,883)
   Minority interests in joint ventures' operations
2,979,175                                      1,416,065
   Equity in earnings of joint ventures        (2,267,356)
(2,177,628)
   Increase in operating assets:
     Other assets                                   -
(213,514)
   Increase in operating liabilities:
     Accounts payable and accrued liabilities
213,075                                           30,686

      Net cash provided by operating activities
818,297                                        5,032,054

Cash flows from investing activities:
 Additions to buildings and improvements            -
(907,269)
 Proceeds from sale of real estate             26,372,099
355,000
 Investments in joint ventures                   (292,647)
(831,500)
 Distributions from joint ventures              3,469,675
3,112,258

      Net cash provided by investing activities
29,549,127                                     1,728,489

Cash flows from financing activities:
 Cash distributions                           (54,343,261)
(5,708,194)
 Additional investments by minority interests
263,494                                          399,198
 Minority interests in joint ventures' distributions
(29,892,208)                                  (2,090,342)

      Net cash used in financing activities   (83,971,975)
(7,399,338)

Decrease in cash and cash equivalents         (53,604,551)
(638,795)

Cash and cash equivalents at beginning of period
56,199,072                                     6,456,209

Cash and cash equivalents at end of period   $  2,594,521   $
5,817,414

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

In   the   opinion  of  management,  the   accompanying
financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the gain on sales of real estate in 1996 and 1997, such adjustments consist only of normal recurring accruals.

These   financial   statements  should   be   read   in
conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. Operating results of interim periods may not be indicative of the operating results for the entire year.

The  Financial Accounting Standards Board has  recently
issued    several    new   accounting   pronouncements.
Statement  No.  128,  "Earnings per Share"  establishes
standards  for  computing and presenting  earnings  per
share,    and    Statement   No.    129,    "Disclosure

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

      Notes to Consolidated Financial Statements

of  Information  about  Capital Structure"  establishes
standards for disclosing information about an  entity's
capital   structure.   These  two  standards  will   be
effective for the Partnership's 1997 year-end financial
statements.     Statement    No.    130,     "Reporting
Comprehensive   Income"   establishes   standards   for
reporting and display of comprehensive income  and  its
components.   Statement  No.  131,  "Disclosures  about
Segments  of  an  Enterprise and  Related  Information"
establishes standards for the way that public  business
enterprises report information about operating segments
in  annual financial statements and requires that those
enterprises report selected information about operating
segments   in  interim  financial  reports  issued   to
shareholders.    It  also  establishes  standards   for
related   disclosure  about  products   and   services,
geographic  areas,  and  major  customers.   These  two
standards  are  effective for  the  Partnership's  1998
financial statements.

Management of the Partnership does not believe that these new standards will have any effect on the Partnership's computation or presentation of net income or net income per unit of limited partnership interest, or its disclosures of capital structure, or other disclosures.

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

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

      Notes to Consolidated Financial Statements

Summarized  financial information of the  Partnership's
investment in DWR Chesterbrook Associates, the  general
partnership  which  owns  the  Chesterbrook   Corporate
Center property, is as follows:

            Three months ended September 30   Nine
months ended September 30
              1997      1996          1997       1996

Revenues   $3,465,216    $3,387,805 $10,191,488
$9,945,853

Expenses    1,934,638     1,918,289   5,660,467
5,801,691

Net income $1,530,578    $1,469,516 $ 4,531,021
$4,144,162

3.   Related Party Transactions

An  affiliate of the Managing General Partner  provided
property   management   services   for   two   of   the
Partnership's properties (one of which was sold in 1997) and for five buildings at the Chesterbrook
Corporate  Center as of September 30,  1997  and  1996.
The Partnership paid the affiliate management fees of approximately $106,000 and $127,000 for the nine months ended September 30, 1997 and 1996, respectively. These amounts are included in property operating expenses.

Another  affiliate  of  the  Managing  General  Partner
performs  administrative functions, processes  investor
transactions  and  prepares  tax  information  for  the
Partnership.    For   the  nine-month   periods   ended
September 30, 1997 and 1996, the Partnership incurred approximately $223,000 and $302,000, respectively for these services. These amounts are included in general and administrative expenses.

As of September 30, 1997, the affiliates were owed approximately $25,000 for these services.

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

      Notes to Consolidated Financial Statements

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

5.   Distributions

On  August  28,  1997, the Partnership paid  a  special
distribution from cash reserves of $6.25  per  Unit  to
the  Limited  Partners.   The total  cash  distribution
amounted to $2,114,145, with $1,902,731 distributed to the Limited Partners and $211,414 to the General
Partners.

On October 29, 1997, the Partnership paid a cash distribution of $3.66 per Unit to the Limited Partners.
The total cash distribution amounted to $1,238,044, with $1,114,240 distributed to the Limited Partners and $123,804 to the General Partners.
    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

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

Strong  job growth, especially in the business services
and  technology  industries,  has  resulted  in  strong
performance  in the office sector.  Vacancies  in  many
office markets are in the single digits and rents  have
risen  to  levels  that support new  construction,  and
favorable  market  fundamentals are  leading  to  value
appreciation  as  investors bid for office  properties.
Taxter  Corporate  Park and the Chesterbrook  Corporate
Center  are  located  in improved office  markets.  The
Managing  General  Partner is currently  marketing  for
sale  the  Chesterbrook Corporate Center  property  and
plans to market the Taxter Corporate Park property  for
sale in 1998, with the objective of completing sales of
these  properties  by the end of  1998.   There  is  no
assurance the Partnership will be able to achieve these objectives.

The Partnership's liquidity depends upon cash flow from
operations  of  its investments in joint  ventures  and
required  contributions for building  improvements  and
tenant   improvements   and  leasing   commissions   in
connection  with the leasing of vacant  space.   During
the  three- and nine-months ended September  30,  1997,
all of the Partnership's property investments generated
positive   cash  flow  from  operations,  and   it   is
anticipated that they will continue to do so for the remainder of 1997.


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

During  the  nine-months  ended  September  30,   1997,
distributions to investors (excluding the  distribution
of  proceeds  from  the sales of  the  Technology  Park
Reston   office  park  and  Pasadena  Financial  Center
properties), capital expenditures and contributions to joint ventures exceeded cash flow from operations and distributions from joint ventures. This shortfall was funded from cash reserves.

During the nine-months ended September 30, 1997, the Partnership contributed approximately $183,000 for its share of capital expenditures at the Taxter joint venture and approximately $110,000 for its share of capital expenditures at the Chesterbrook joint venture.

As   of   September  30,  1997,  the  Partnership   has
commitments  to  fund approximately  $415,000  for  its
share   of  capital  expenditures,  primarily  at   the
Chesterbrook joint venture. These expenditures will be funded from cash from operations and cash reserves.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

On  July  29,  1997, the Partnership  paid  the  second
quarter  distribution of $3.66 per Unit to the  Limited
Partners.   The  total  cash distribution  amounted  to
$1,238,044, with $1,114,240 distributed to the  Limited
Partners and $123,804 to the General Partners.




    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

On  August  28,  1997, the Partnership paid  a  special
distribution from cash reserves of $6.25  per  Unit  to
the  Limited  Partners.   The total  cash  distribution
amounted to $2,114,145, with $1,902,731 distributed to the Limited Partners and $211,414 to the General
Partners.

The   Managing  General  Partner  projects   that   the
remaining cash reserves will be sufficient for the Partnership's future needs.

Real  estate  held for sale and deferred expenses  were
eliminated  as  a  result  of  the  sale  of   Pasadena
Financial Center.

Operations

Fluctuations in the Partnership's operating results for the three- and nine-month periods ended September 30, 1997 compared to 1996 were primarily attributable to the following:

The decreases in rental income, property operating expenses and depreciation and amortization expenses are due to the December 31, 1996 sale of the Technology
Park Reston office park and the April 10, 1997 sale of the Pasadena Financial Center.

The 1997 gain on sale of real estate is due to the sale of the Pasadena Financial Center property.

Interest and other income increased for the nine-month period primarily due to the interest received on the investment of the cash proceeds from the sales of the Technology Park Reston office park and the Pasadena
Financial Center properties until such proceeds were distributed to Limited Partners on January 31 and April
28, 1997, respectively.

Minority interests decreased for the three-month period and increased for the nine-month period due to the sales of the Pasadena Financial Center and Technology
Park Reston office park properties.


    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

Current    market   conditions   in    Valley    Forge,
Pennsylvania,  where the Chesterbrook Corporate  Center
is  located, continued to improve with market vacancies
improving  to  less than 11%.  Effective  rental  rates
continue to increase in the market.  Occupancy  at  the
property remained at 100% during the third quarter, and
leases  for  approximately  13%  of  total  space   are
scheduled to expire during 1998. The Partnership is currently marketing the property for sale.

Due  to  continued  strong growth in  the  market,  the
overall   vacancy  level  in  the  office   market   in
Westchester  County, New York, the location  of  Taxter
Corporate Park, decreased from 24% to 19% during the third quarter, and the vacancy rate in the west
Westchester market in which the building is located, also decreased from 15% to 11% during the third quarter of 1997. It is unlikely that the vacant space will be absorbed in the market for several years. During the third quarter of 1997, occupancy at the property remained at to 100%. No leases for a significant amount of space expire before 2001. The Partnership plans to market the property for sale during 1998.

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

                              DEAN WITTER REALTY INCOME
PARTNERSHIP IV, L.P.

                         By:   Dean Witter Realty
Fourth                             Income Properties
Inc.
                              Managing General Partner


Date:   November  13,  1997  By:        /s/E.  Davisson
Hardman, Jr.
                              E. Davisson Hardman, Jr.
                              President


Date:   November  13, 1997     By:          /s/Lawrence
Volpe
                              Lawrence Volpe
                              Controller
                               (Principal Financial and
Accounting Officer)

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.


           Quarter Ended September 30, 1997

                    Exhibit Index



Exhibit
  No.                       Description

 27                  Financial Data Schedule




























                          E1