Form 10-K
period 1997-12-31
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1998-03-31
CIK 819342

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                        FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

                            OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ________ to ________.

              Commission File Number 0-18147

      DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.
  (Exact name of registrant as specified in its charter)

       Delaware                      13-3378315
(State of organization)  (IRS Employer Identification No.)

   2 World Trade Center, New York, NY     10048
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area  code:   (212)
392-1054

Securities registered pursuant to Section 12(b) of the Act:

Title of each className of each exchange on which registered
       None                         None

Securities registered pursuant to Section 12(g) of the Act:

          Units of Limited Partnership Interest
                     (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate  by  check mark if disclosure of delinquent  filers pursuant  to  Item  405 of Regulation S-K is  not  contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by
nonaffiliates of the registrant.    Not Applicable


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

The Managing General Partner of the Partnership is Dean Witter Realty Fourth Income Properties Inc. (the "Managing General Partner"), a Delaware corporation which is wholly owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Income Associates IV, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth below in Note 6 to the consolidated financial statements in Item 8 and in Item 13.

The Partnership issued 304,437 units of limited partnership interest (the "Units") for $152,218,500. The offering has been terminated and no additional Units will be sold.

The proceeds from the offering were used to make equity investments in four office properties. One investment was sold in 1996, one sold in 1997 and, in 1998, the Partnership entered into an agreement to sell a third investment. The properties are described below in Item 2.

The partnership which owns Taxter Corporate Park, currently plans to market the property for sale during 1998, with the objective of completing a sale of the property by the end of 1998. There is no assurance that the Partnership will be able to achieve this objective.

The  Partnership  considers  its  business  to  include  one
industry  segment,  investment in real property.   Financial
information   regarding   the   Partnership   is   in    the
Partnership's financial statements in Item 8 below.

The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. Further information regarding competition and market conditions where the Partnership's properties are located is set forth in Item 7 below.

The Partnership has no employees.

All of the Partnership's business is conducted in the United
States.

ITEM 2.  PROPERTIES

The Partnership's principal offices are located at Two World
Trade Center, New York, New York, 10048. The Partnership has no other offices.

As of December 31, 1997, the Partnership owned through partnership interests the following two property interests, none of which is encumbered by indebtedness. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, all of the properties are adequately covered by insurance.

                    Year   Acquisition        Net Rentable
Type of
                 Completed/            Cost       Area
Ownership of Land
Property and Location      Acquired   ($000)  (000 sq. ft.)
and Improvements
Chesterbrook  Corp.  Center1 1982-1987/1987          $50,000
621   41.2% General
                Valley               Forge,               PA
Partnership interest1
 8 Office buildings

Taxter  Corporate  Park,     1987-1988/1988          $21,002
345   40.6% General
  Westchester,  NY                               Partnership
interest2
 2 Office buildings
________________________

1. The remaining GP interests are owned by Dean Witter Realty Income Partnership III, L.P. (26.7%) and an affiliate of the Managing General Partner (32.1%).
The  total  cost of the property  was                 $121.3
million.  Subsequent to year-end, the partnership which owns
the  property entered into                      an Agreement
to  sell  the  property.   See Note 5  to  the  consolidated
financial statements.

2. The remaining GP interests are owned by Dean Witter Realty Income Partnership II, L.P. (14.8%) and Dean Witter Realty Income Partnership III, L.P.(44.6%).
The   total  cost  of  the  property  was              $51.8
million.

Each property was built with on-site parking facilities.

On April 10, 1997, Lake Colorado Associates, L.P., in which the Partnership had a 56% general partnership interest, sold the Pasadena Financial Center property. See note 4 to the consolidated financial statements.

Affiliates of the Partnership are the property manager for Taxter Corporate Park and the co-property manager for five buildings at the Chesterbrook Corporate Center.
Further information relating to the Partnership's properties is included below in Item 7 and footnotes 4, 5 and 6 to the consolidated financial statements included in Item 8.

ITEM 3.  LEGAL PROCEEDINGS

On December 27, 1995, a purported class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General
Partner), Realty, Dean Witter Reynolds Inc. ("DWR") and others as defendants was filed in Superior Court in California. The complaint alleged fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and sought compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants removed the case to the United States District Court for the Southern District of California. Pursuant to an order of the U.S. District Court for the southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York. The case was dismissed by stipulation of the parties dated March 6, 1997 and refiled and consolidated with the Consolidated Action (as defined below).

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

Thereafter, the Schectman Action, the Dosky Action and the Segal Action were consolidated in a single action (the "Consolidated Action") in the Delaware Chancery Court. The Young Action was dismissed without prejudice. The plaintiffs in the Young Action joined the Consolidated Action.

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

No matter was submitted during the fourth quarter of the year to a vote of Unit holders.

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

As of March, 17, 1998, therewere 16,788 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

During the year ended December 31, 1997, the Partnership paid quarterly cash distributions aggregating $6,377,908, with $5,740,052 ($18.85 per Unit) distributed to the Limited Partners and $637,856 to the General Partners. In addition, the Partnership distributed $32,881,031 ($108.01 per Unit) and $14,737,795 ($48.41 per Unit) respectively, from its share of the net proceeds from the sales of the Technology Park Reston office park and Pasadena Financial Center. The sales proceeds distributions were paid 100% to Limited Partners. On August 28, 1997, the Partnership paid cash distribution from cash reserves aggregating $2,114,145 with $1,902,731 ($6.25 per Unit), distributed to the Limited Partners and $211,414 to the General Partners.

During the year ended December 31, 1996, the Partnership paid quarterly cash distributions aggregating $8,032,230, with $7,229,007 ($23.75 per Unit) distributed to Limited
Partners and $803,223 to the General Partners.

On January 28, 1998, the Partnership paid the fourth quarter
1997 distribution of $1,238,044, with $1,114,240 ($3.66  per
Unit) distributed to the Limited Partners and $123,804 to the General Partners.

Future cash distribution levels will fluctuate based on cash flow generated by the Partnership's remaining properties and proceeds received from property sales.

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
ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership:

                            For the years ended October 31,

                  19971             19962     1995      1994
1993
Total  revenues        $ 8,574,341          $15,185,608    $
(4,999,134)3         $ 11,219,617        $ 3,378,0225

Net     income      $    4,674,724           $     7,977,890
$(15,490,563)3,4     $  4,588,878        $(2,932,582)5

Net income (loss)
 per Unit of
 Limited partner-
  ship  interest       $     14.30         $      24.32    $
(45.79)     $      13.57       $     (8.67)

Cash distributions
 paid per Unit
 of limited
 partnership
   interest6   $     181.52         $      23.75           $
20.00       $      20.00       $         20.00

Total assets of
   December   31           $37,482,526          $115,446,796
$115,021,277         $141,476,185        $144,340,130
__________________

1.                    Revenues  and net income include  $4.2
million gain on sale of Pasadena Financial Center.

2.                    Revenues  and net income include  $3.2
million gain on sale of Tech Park Reston office park.

3.                     Includes   the  Partnership's   share
($16,027,387) of loss on impairment of the Chesterbrook property.

4.                   Includes loss on impairment of Pasadena
Financial    Center    ($4,348,954,    net    of    minority
interest).

5.                     Includes   the  Partnership's   share
($8,644,627) of loss on impairment of the Taxter property.

6. Distributions paid to Limited Partners include returns of capital per Unit of limited partnership interest of $181.52, $23.75, $20.00, $15.10 and
$20.00 for the years ended December                31, 1997,
1996,  1995  and 1994 and 1993, respectively, calculated  as
the               excess               of               cash
distributed per Unit over accumulated earnings per Unit not previously distributed.

The above financial data should be read in conjunction with the consolidated financial statements in Item 8.

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
          RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership raised $152,218,500 in a public offering of 304,437 units which was terminated in 1988. The Partnership has no plans to raise additional capital.

The Partnership made four investments in partnerships which own or owned interests in properties, on an all-cash basis. One of such partnerships sold its property interest in 1996, another sold its property interest in 1997, and a third entered into an agreement to sell its property interest in 1998. The Partnership's acquisition program has been completed. No additional investments are planned.

In 1997, limited speculative construction and the strong job growth, especially in the business services and technology industries, resulted in strong performance in the office sector. Tenant competition for a shrinking amount of office space had a positive influence on rental rates and lease terms. Favorable market fundamentals led to value appreciation as investors bid for office properties. Investors, including institutional, foreign and REIT
investors,  have  been  buying  office  buildings  in   many
markets.

On April 10, 1997, Lake Colorado Associates, L.P., in which Pasadena Lake Associates, L.P. is an 85% general partner, sold the land and the building of Pasadena Financial Center for $26.7 million. The Partnership (which owns a 56% interest in Pasadena Lake Associates, L.P.) shared the net sales proceeds of approximately $14.7 million, and all of the sales proceeds ($48.41 per Unit) were distributed to the Limited Partners in April 1997. Cash flow from this property (net of minority interest) was approximately $2.6 million in 1997.

Pursuant to a Purchase and Sale Agreement dated as of February 10, 1998, the partnership (in which the Partnership has a 41.2% general partnership interest) which owns the Chesterbrook Corporate Center agreed to sell the property to FV Office Partners, L.P., an unaffiliated party. See Note 5 to the consolidated financial statements in Item 8.

The partnership which owns Taxter Corporate Park currently plans to market the property for sale during 1998, with the objective of completing a sale of the property by the end of 1998. There is no assurance that the partnership will be able to achieve this objective.

The Partnership's liquidity depends upon cash flow from operations of its investments in joint ventures and required contributions for building improvements and tenant improvements and leasing commissions in connection with the leasing of vacant space. In 1997, all of the Partnership's property investments generated positive cash flow from operations, and it is anticipated that they will continue to do so in 1998.

In addition, the Partnership's liquidity has been and will be affected by the sale of properties. As the Partnership has fewer income-producing investments, Partnership cash from operations will decline, as will Partnership distributions. The Partnership will also require less cash reserves to fund capital expenditures and leasing commissions.

Future cash distribution levels will fluctuate based on cash flow generated by the Partnership's remaining properties and proceeds received from property sales.

In 1997, distributions to investors (excluding the distribution of proceeds from the sales of the Technology Park Reston office park and Pasadena financial Center properties), capital expenditures and contributions to joint ventures exceeded cash flow from operations and distributions from joint ventures. This shortfall was funded from cash reserves. The Managing General Partner believes cash reserves will be sufficient for the Partnership's future needs.

In 1997, the Partnership contributed $226,000 and $265,000 respectively, for its share of capital expenditures at the Chesterbrook and Taxter joint ventures.

As  of December 31, 1997, the Partnership had commitments to
fund   approximately  $1,665,000,  its  share   of   capital
expenditures, primarily to the Chesterbrook joint venture.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

The decrease in deferred leasing commissions and other assets is due to the elimination of these assets as a result of the sales of the Technology Park Reston property and Pasadena Financial Center property.

On January 28 1998 the Partnership paid the fourth quarter, 1997 distribution of $3.66 per Unit to the Limited Partners. The total cash distribution amounted to $1,238,044, with $1,114,240 distributed to the Limited Partners and $123,804 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for  the year  ended December 31, 1997 compared to 1996 and for  1996
compared   to  1995  are  primarily  attributable   to   the
following:

Rental income, property operating expenses and depreciation and amortization expenses decreased in 1997 compared to 1996 due to the December 31, 1996 sale of the Technology Park Reston office park and the April 10, 1997 sale of Pasadena Financial Center. Rental income was higher in 1996 than in 1995 primarily due to increased rental income at Pasadena Financial Center.

The gains on sales of real estate resulted from the property sales described above.

No individual factor accounted for a significant portion of the decrease in equity in earnings of joint ventures in 1997 compared to 1996. The increase in equity in earnings
(losses) of joint ventures in 1996 compared to 1995 was primarily attributable to the $16 million impairment writedown in 1995 on the Chesterbrook property.

Interest and other income increased in 1997 compared to 1996 primarily due to the interest received on the investment of the cash proceeds from the sales of the Technology Park Reston office park and the Pasadena Financial Center properties until such proceeds were distributed to Limited Partners on January 31 and April 28, 1997, respectively.

Property operating expenses were lower in 1995 than in  1996 primarily due to a real estate tax refund received at Pasadena Financial Center in 1995.

Depreciation and amortization decreased in 1996 compared to 1995 primarily due to the $7.8 million impairment writedown of Pasadena Financial Center in the fourth of quarter of 1995.

No individual factor accounted for a significant portion of the decrease in general and administrative expenses in 1997 compared to 1996.

A   summary  of  the  markets  in  which  the  Partnership's
properties are located and the performance of each property is as follows:

The office market in Valley Forge, Pennsylvania, the location of the Chesterbrook Corporate Center, has shown continued improvement with rental rates rising and limited availability of larger space. Market vacancy improved to less than 10%. At December 31, 1997 the property was 100% leased to 29 tenants, compared to 99% at the prior year-end. The average occupancy during 1997 was 99%. The lease of Dun & Bradstreet (for approximately 12% of total space) expires in year 1999; the leases of Philadelphia Electric Company (for approximately 15% of total space) and Aetna Health Plan (for approximately 12% of total space) expire in year 2000. There are no other significant tenants. The Partnership has entered into an agreement to sell this property. See Note 5 to the consolidated financial statements.

The overall vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park, decreased from 24% to 17% in 1997. The vacancy level in the west Westchester market in which the building is located is currently 11%, reflecting a 4% absorption in 1997 over the prior year. During 1997, average occupancy at the property was approximately 99%, and at December 31, 1997, the property was 100% occupied. The property is leased to 21 tenants. KLM Royal Dutch Airlines owns a long-term leasehold in approximately 20% of the space at the property. The lease of Fuji Photo Film (for approximately 28% of the property's space) expires in year 2001. No other tenants occupy more than 10% of the property.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                        INDEX

(a) Financial Statements
                                                       Page

Independent Auditors' Report                           13
Consolidated Balance Sheets at December 31, 1997  and  1996    14
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995                     15
Consolidated Statements of Partners' Capital for the years
  ended December 31, 1997, 1996 and 1995               16
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995                     17
Notes to Consolidated Financial Statements             18














All schedules have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.
Independent Auditors' Report




To The Partners of
Dean Witter Realty Income Partnership IV, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Income Partnership IV, L.P. and consolidated partnerships (the "Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consoldiated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Income Partnership IV, L.P. and consolidated partnerships as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                        /s/Deloitte  &  Touche
LLP
                                      DELOITTE & TOUCHE LLP







New York, New York
March 24, 1998

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                   CONSOLIDATED BALANCE SHEETS

                   December 31, 1997 and 1996

                                            1997        1996

                             ASSETS
Cash and cash equivalents                 $ 1,868,422  $
56,199,072

Real estate held for sale                      -       20,322,459

Investments in joint ventures              35,449,866
36,899,178

Deferred leasing commissions, net              -          567,184

Other assets                                 164,238    1,458,903

                                          $37,482,526
$115,446,796

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities  $   389,627  $
268,202

Minority interest in consolidated joint ventures           -
26,649,540

                                              389,627
26,917,742

Partners' capital (deficiency):
 General partners                          (5,417,146)
(4,887,822)
 Limited partners ($500 per Unit, 304,437 Units issued)
42,510,045                                  93,416,876

                                           37,092,899
88,529,054

                                          $37,482,526
$115,446,796






  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

          Years ended December 31, 1997, 1996 and 1995
                                        1997     1996      1995
Revenues:
 Rental                                      $ 1,019,935    $
8,669,237                          $  8,272,320
 Equity in earnings (losses) of joint
  ventures                           2,995,878
3,041,184                           (13,630,960)
 Gains on sales of real estate       4,184,529
3,169,132                                 -
 Interest and other                    373,999
306,055                                 359,506

                                     8,574,341
15,185,608                           (4,999,134)

Expenses:
 Property operating                    420,334
1,414,012                             1,082,243
 Depreciation                            -     2,312,930
2,663,406
 Amortization                            6,279
130,853                                 183,618
 General and administrative            493,830
596,945                                 585,574
 Loss on impairment of real estate       -         -
7,765,989

                                       920,443
4,454,740                            12,280,830

Income (loss) before minority interests        7,653,898
10,730,868                          (17,279,964)

Minority interests                   2,979,174
2,752,978                            (1,789,401)

Net income (loss)                  $ 4,674,724         $
7,977,890                          $(15,490,563)

Net income (loss) allocated to:
 Limited partners                  $ 4,354,778         $
7,404,058                          $(13,941,507)
 General partners                      319,946
573,832                              (1,549,056)

                                   $ 4,674,724         $
7,977,890                          $(15,490,563)

Net income (loss) per Unit of limited
 partnership interest              $     14.30         $
24.32 $     (45.79)



  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

          Years ended December 31, 1997, 1996 and 1995


                                 Limited     General
                                 Partners    Partners      Total
Partners' capital (deficiency) at
 January 1, 1995               $113,272,072
$(2,432,847)                   $110,839,225

Net loss                                    (13,941,507)
(1,549,056)                     (15,490,563)

Cash distributions               (6,088,740)
(676,528)                        (6,765,268)

Partners' capital (deficiency) at
 December 31, 1995               93,241,825
(4,658,431)                      88,583,394

Net income                        7,404,058
573,832                           7,977,890

Cash distributions               (7,229,007)
(803,223)                        (8,032,230)

Partners' capital (deficiency) at
 December 31, 1996               93,416,876
(4,887,822)                      88,529,054

Net income                        4,354,778
319,946                           4,674,724


Cash distributions              (55,261,609)
(849,270)                       (56,110,879)

Partners' capital (deficiency)
 at December 31, 1997          $ 42,510,045
$(5,417,146)                   $ 37,092,899











  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          Years ended December 31, 1997, 1996 and 1995
                                        1997      1996      1995
Cash flows from operating activities:
   Net   income  (loss)                  $   4,674,724          $
7,977,890                          $(15,490,563)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
      Depreciation                             -        2,312,930
2,663,406
            Amortization                                    6,279
130,853      183,618
    Equity  in  earnings  of  joint  ventures         (2,995,878)
(3,041,184)                          13,630,960
    Gain  on  sale  of  land and  building            (4,184,529)
(3,169,132)                               -
   Minority interest in earnings of
          consolidated     joint     ventures           2,979,174
2,752,979                            (1,789,401)
    Loss on impairment of real estate                -          -
7,765,989
   (Increase) decrease in operating assets:
        Deferred    expenses                       -            -
(87,142)
           Other       assets                            (45,810)
(274,617)                              (823,531)
   (Decrease) increase in operating liabilities:
         Accounts     payable     and     accrued     liabilities
157,694       60,690                   (229,441)

         Net    cash    provided    by    operating    activities
591,654    6,750,409                  5,823,895

Cash flows from investing activities:
    Proceeds    from    sale   of   real   estate      26,372,099
50,943,086                                -
     Investments    in    joint    ventures             (490,712)
(1,277,336)                          (1,250,865)
     Distributions     from    joint    ventures        4,935,902
4,745,191                             5,368,592
   Additions   to   buildings   and   improvements              -
(1,058,880)                            (708,475)

      Net cash provided by investing
                activities                             30,817,289
53,352,061                            3,409,252

Cash flows from financing activities:
       Cash       distributions                      (56,110,879)
(8,032,230)                          (6,765,268)
     Additional     investments     by     minority     interests
263,494      465,907                    348,595
 Minority interests in distributions from
       consolidated     joint     ventures           (29,892,208)
(2,793,284)                          (2,528,830)

       Net  cash  used  in  financing  activities    (85,739,593)
(10,359,607)                         (8,945,503)

Increase    (decrease)    in   cash    and    cash    equivalents
(54,330,650)                                           49,742,863
287,644

Cash    and    cash    equivalents   at   beginning    of    year
56,199,072                                              6,456,209
6,168,565

Cash  and  cash equivalents at end of year     $   1,868,422    $
56,199,072                         $  6,456,209
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

2.  Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Partnership and its majority-controlled subsidiaries, Technology
Park Associates and Lake Colorado Associates, the former owner of Pasadena Financial Center.

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

The carrying value of real estate includes the purchase price paid by the Partnership and acquisition fees and expenses. Costs of improvements to the properties are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method.
At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate (including that held by its investee partnerships) and any related assets. As part of this evaluation, the Partnership assesses, among other things, whether there has been a significant decrease in the market value of any of its properties. If events or circumstances indicate that the net carrying value of a property may not be recoverable, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1997. The cash flows used to evaluate the recoverability of the properties and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

Deferred leasing commissions are amortized over the applicable lease terms.

Rental income is accrued on a straight-line basis over the terms of the leases. Accruals in excess of amounts payable by tenants pursuant to their leases (resulting from rent concessions or rents which periodically increase over the term of a lease) are recorded as receivables and included in other assets.

Net income (loss) per Unit amounts are calculated by dividing net income (loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements since the liability for such taxes is that of the partners rather than the Partnership.

The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods; (b) rental income is recognized based on the payment terms in the applicable leases; and (c) writedowns for impairment of real estate are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $24 million higher than the amounts reported for financial statement purposes.

The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. These two standards are effective for the Partnership's 1998 financial statements, but the Partnership does not believe that they will have any effect on the Partnership's computation or presentation of net income or other disclosures.

The implementation in 1997 of FASB Statement No. 128, "Earnings per Share" and Statement No. 129, "Disclosure of Information about Capital Structure" effective for the Partnership's 1997 year-end financial statements did not have any impact on the Partnership financial statements.

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

All distributions paid to Limited Partners during 1997, 1996 and 1995 represented returns of capital, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

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

On April 10, 1997, LCA sold the property to an unaffiliated party for $26,700,000. The sale price was received in cash at closing. The Partnership received approximately $14.7 million of such cash, representing its 56% share of the cash received by PLA, net of closing costs. In accordance with LCA's partnership agreement, all of the income, gain and cash from the property were allocated to PLA. The Partnership distributed the net sales proceeds ($48.41 per Unit), 100% to Limited Partners.

In 1995, the Partnership concluded that, based on a revised expectation as to the holding period of Pasadena Financial Center, the Partnership would be unable to recover its investment. Accordingly, the Partnership wrote the property down to fair value (based on an independent appraisal) and recorded a loss on impairment of approximately $7.8 million ($4.4 million after minority interest).

Technology Park Reston

The Partnership owns a 65% general partnership interest in Technology Park Associates ("TPA"), which owned three office buildings in the Technology Park Reston office park. The remaining general partnership interest is held by an affiliate of the Partnership, Dean Witter Realty Income Partnership III, LP. The partners received cash flow and profits and losses according to their percentage ownerships interests.

On December 31, 1996, TPA and an affiliate of the Managing General Partner (the "Affiliate"), which owned the fourth building at the property, sold the office park to Sprint Communications Company, L.P., which was the sole tenant at the property, for a negotiated sales price of $76,300,000.
$51,483,000 of the sales price was allocated to TPA and $24,817,000 was allocated to the Affiliate, based on the relative square footage of the buildings each owned at the property.

The sale price was received in cash at closing. The Partnership received $32,881,031 of such cash, representing its 65% share of the cash received by TPA, net of closing costs. The Partnership distributed the net sales proceeds ($108.01 per Unit), 100% to Limited Partners.

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

Pursuant to a Purchase and Sale Agreement dated as of February 10, 1998, DWR Chesterbrook Associates agreed to sell the property to an unaffiliated party. As part of the Agreement, Dean Witter Realty Income Partnership III, L.P. and Dean Witter Realty Income Partnership II, L.P. agreed to sell certain properties. The aggregate sale price of the properties to be sold is approximately $173 million, of which $129,362,500 is allocated in the Agreement to Chesterbrook Corporate Center. The purchase price is payable in cash at closing, which is expected to occur in the second quarter. Cash flow of the Chesterbrook Corporate Center was approximately $9.3 million in 1997. The carrying value of the Partnership's investment is approximately $26.4 million at December 31, 1997.

Summarized financial information of DWR Chesterbrook Associates is as follows:

                                                December 31,
                                            1997      1996
Land     and     buildings,    net                    $61,345,220
$63,746,527
Other                                                   2,802,758
3,482,813

Total        assets                                   $64,147,978
$67,229,340

Liabilities                                $    1,964,881       $
2,323,803
Partners'        capital                               62,183,097
64,905,537

Total     liabilities    and    capital               $64,147,978
$67,229,340

                                        Years ended December 31,
                                  1997      1996       1995

Rental   income                  $13,625,596          $13,590,397
$ 13,286,086
Other   income                        47,097               52,854
25,255

                                 13,672,693            13,643,251
13,311,341

Property  operating  expenses      4,418,602            4,681,584
4,684,258
Depreciation  and  amortization    3,217,884            3,161,268
4,663,290
Loss  on  impairment  of  real  estate              -           -
38,901,405

                                  7,636,486             7,842,852
48,248,953

Net  income                     $ 6,036,207          $  5,800,399
$(34,937,612)

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

Taxter Corporate Park, Westchester County, New York

The general partnership which owns the property is owned 40.6% by the Partnership. Dean Witter Realty Income Partnership II, L.P., and Dean Witter Realty Income Partnership III, L.P., own the remaining interests. The partners receive cash flow and profits and losses according to their interests.

Summarized financial information of the Taxter joint venture is as follows:

                                                December 31,
                                            1997      1996
Land     and     buildings,    net                    $17,185,315
$17,709,794
Other                                                   1,545,107
1,817,522

Total        assets                                   $18,730,422
$19,527,316

Liabilities                                $      281,092       $
273,240
Partners'        capital                               18,449,330
19,254,076

Total     liabilities    and    capital               $18,730,422
$19,527,316

                                        Years ended December 31,
                                  1997      1996      1995

Rental  income                  $5,568,140           $  5,741,566
$ 6,078,785
Other   income                      114,082               270,626
94,757

                                 5,682,222              6,012,192
6,173,542

Property  operating  expenses     3,168,784             3,204,335
3,197,884
Depreciation  and  amortization   1,259,841             1,203,375
1,095,519

                                 4,428,625              4,407,710
4,293,403

Net  income                     $1,253,597           $  1,604,482
$ 1,880,139

Activity in Investments in Joint Ventures is as follows:

                                 1997       1996      1995
Investments    at    beginning   of    year           $36,899,178
$37,325,849                   $ 55,074,536
Equity  in  earnings  (losses)     2,995,878            3,041,184
(13,630,960)
Distributions                   (4,935,902)           (4,745,191)
(5,368,592)
Contributions                       490,712             1,277,336
1,250,865
Investments  at  end  of year    $35,449,866          $36,899,178
$ 37,325,849

6. Related Party Transactions

An affiliate of the Managing General Partner provided property management services for Taxter Corporate Park and Pasadena
Financial  Center (until Pasadena Financial Center  was  sold  in
1997) and for five buildings at Chesterbrook Corporate Center. The Partnership paid the affiliate management fees of approximately $125,000, $161,000 and $172,000 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. The Partnership incurred approximately $276,000, $400,000 and $402,000 for such services in each of the years ended December 31, 1997, 1996 and 1995. These amounts are included in general and administrative expenses.

As  of  December 31, 1997, the affiliates were owed approximately
$18,000 in total for these services.

7. Litigation

Various public partnerships sponsored by Dean Witter Realty Inc. (including the Partnership and its Managing General Partner) are defendants in a number of class action lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants intend to vigorously defend the actions. It is impossible to predict the effect, if any, the
outcome   of  these  actions  might  have  on  the  Partnership's
financial statements.

8. Distributions After Year-End

On January 28, 1998 the Partnership paid the fourth quarter, 1997 distribution of $3.66 per Unit to the Limited Partners. The total cash distribution amounted to $1,238,044, with $1,114,240 distributed to the Limited Partners and $123,804 to the General Partners.

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

William B. Smith, age 54, has been a Managing Director of Morgan Stanley and co-Head of Morgan Stanley Realty Incorporated since 1997, and a Managing Director of Dean Witter Realty Inc., which he joined in 1982. He is an Executive Vice President of Dean Witter Reynolds Inc.

E. Davisson Hardman, Jr., age 48, has been a Managing Director of
Morgan Stanley, Asia, Ltd. since 1997, and is a Managing Director of Dean Witter Realty Inc., which he joined in 1982.

Lawrence Volpe, age 50, is a Director and the Controller of  Dean
Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

Ronald T. Carman, age 46, is a Director and the Secretary of Dean Witter Realty Inc. He is an Assitant Secretary of Morgan Stanley, Dean Witter & Co., and a Senior Vice President and Associate General Counsel of Dean Witter, Discover & Co. and Dean Witter Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.               EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in Item 5 above. The General Partners received cash distributions of $849,270, $803,223 and $676,528 during the years ended December 31, 1997, 1996 and 1995.

The  General Partners and their affiliates were paid certain fees and reimbursed for certain expenses.  Information concerning such
fees   and  reimbursements  is  contained  in  Note  6   to   the
Consolidated Financial Statements in Item 8 above.

The  directors  and  executive officers of the  Managing  General
Partner received no renumeration from the Partnership.

ITEM  12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND
        MANAGEMENT

(a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

(b)  The executive officers and directors of the Managing General
Partner own the following Units as of December 31, 1997:

                                             Amount and
                                             Nature of
Title of ClassName of Beneficial Owner  Beneficial Ownership

Limited           All directors and executive      *
Partnership       officers of the Managing
Interests         General Partner, as a group

______________________
*Own, by virtue of ownership of limited partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.
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

All of the outstanding shares of common stock of the Managing General Partner are owned by Realty, a Delaware corporation which is a wholly-owned subsidiary of Morgan Stanley, Dean Witter & Co. The general partner of the Associate General Partner is the Managing General Partner. The limited partner of the Associate General Partner is LSA 87 L.P., a Delaware limited partnership. Realty and certain current and former officers and directors of the Managing General Partner are partners of LSA 87 L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 6 to the
Consolidated   Financial  Statements  in  Item   8   above.   The
Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.
                       PART IV

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

    (10)a   Purchase  and Sale Agreement between Technology  Park
Associates,                Dean   Witter/Technology    Park    II
Associates,   L.P.,  and  Spring                   Communications
Company, L.P., a Delaware Limited Partnership filed as exhibit 2 to the Registrant's Report on Form 8-K on December 31, 1996 is incorporated herein by reference.

        b   Purchase  and  Sale Agreement between  Lake  Colorado
Associates,                   L.P., and Spieker Properties, L.P.,
and  unaffiliated party                  filed as exhibit to  the
Registrant's Report on Form 8-K on                     April  10,
1997 is incorporated herein by reference.

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

    (2)  Financial statements of DWR Chesterbrook Associates, the
joint                venture  which  owns Chesterbrook  Corporate
Center.

   (3) Financial statements of Taxter Park Associates, the joint venture which owns Taxter Corporate Park.
                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

By:  Dean Witter Realty Fourth Income Properties Inc.
     Managing General Partner

By:  /s/E. Davisson Hardman, Jr.   Date:  March 27, 1998
     E. Davisson Hardman, Jr.
     President

By:  /s/Lawrence Volpe            Date: March 27, 1998
     Lawrence Volpe
     Controller
     (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY FOURTH INCOME PROPERTIES INC.
Managing General Partner

/s/William B. Smith                              Date: March  27,
1998
William B. Smith
Chairman of the Board of Directors

/s/E. Davisson Hardman, Jr.                      Date: March  27,
1998
E. Davisson Hardman, Jr.
Director

/s/Lawrence Volpe                                Date: March  27,
1998
Lawrence Volpe
Director

/s/Ronald T. Carman                              Date: March  27,
1998
Ronald T. Carman
Director
Independent Auditors' Report



To The Partners of
DWR Chesterbrook Associates


We   have  audited  the  accompanying  balance  sheets   of   DWR
Chesterbrook Associates (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DWR Chesterbrook Associates as of December 31, 1997 and 1996,
and  the  results  of  its  operations and  its  cash  flows  for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                         /s/Deloitte   &   Touche
LLP
                                       DELOITTE & TOUCHE LLP



New York, New York
March 24, 1998

                   DWR CHESTERBROOK ASSOCIATES

                         BALANCE SHEETS

                   December 31, 1997 and 1996

                                           1997      1996

                             ASSETS
Cash   and   cash  equivalents                $    261,366      $
778,240

Real estate held for sale                61,345,220          -

Real estate:
          Land                                                  -
6,420,000
 Buildings and improvements                   -    87,891,077
                                              -    94,311,077
Accumulated depreciation                      -    30,564,550
                                                                -
63,746,527

Deferred     leasing    commissions,    net               778,237
1,046,485

Other        assets                                     1,763,155
1,658,088

                                                      $64,147,978
$67,229,340

                LIABILITIES AND PARTNERS' CAPITAL

Accounts  payable  and accrued liabilities           $    551,739
$   910,636

Due      to      affiliate                              1,413,167
1,413,167
                                                        1,964,906
2,323,803

Partners'        capital                               62,183,072
64,905,537

                                                      $64,147,978
$67,229,340







     See accompanying notes to financial statements.

                   DWR CHESTERBROOK ASSOCIATES

                    STATEMENTS OF OPERATIONS

          Years ended December 31, 1997, 1996 and 1995

                                  1997     1996       1995
Revenue:
   Rental                        $13,625,596          $13,590,397
$ 13,286,086
  Interest  and  other                47,097               52,854
25,255

                                 13,672,693            13,643,251
13,311,341

Expenses:
  Property  operating              4,418,602            4,681,584
4,684,258
   Depreciation                    2,923,255            2,843,848
4,395,918
   Amortization                      294,629              317,420
267,372
  Loss  on  impairment  of  real  estate             -          -
38,901,405

                                  7,636,486             7,842,852
48,248,953

Net  income  (loss)             $ 6,036,207          $  5,800,399
$(34,937,612)



















     See accompanying notes to financial statements.

                   DWR CHESTERBROOK ASSOCIATES

                 STATEMENTS OF PARTNERS' CAPITAL

          Years ended December 31, 1997, 1996, and 1995

Partners'       capital      at       January       1,       1995
$108,292,544

Net                                                          loss
(34,937,612)

Capital                                             contributions
1,894,550

Cash                                                distributions
(9,673,082)


Partners'      capital      at      December       31,       1995
65,576,400

Net                                                        income
5,800,399

Capital                                             contributions
2,745,738

Cash                                                distributions
(9,217,000)


Partners'      capital      at      December       31,       1996
64,905,537

Net                                                        income
6,036,207

Capital                                             contributions
548,328

Cash                                                distributions
(9,307,000)


Partner's  capital at December  31,  1997                       $
62,183,072









         See accompanying notes to financial statements.

                   DWR CHESTERBROOK ASSOCIATES

                    STATEMENTS OF CASH FLOWS

          Years ended December 31, 1997, 1996, and 1995

                                       1997      1996       1995
Cash flows from operating activities:
   Net   income  (loss)                  $  6,036,207           $
5,800,399                          $(34,937,612)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
             Depreciation                               2,923,255
2,843,848                             4,395,918
             Amortization                                 294,629
317,420                                 267,372
    Loss on impairment of real estate                -          -
38,901,405
   (Increase) decrease in operating assets:
           Deferred       expenses                       (26,381)
(385,764)                              (353,169)
           Other       assets                           (105,067)
120,753                                 535,335
   (Decrease) increase in operating liabilities:
         Accounts     payable     and     accrued     liabilities
(358,897)                                                  81,541
608,158

      Net cash provided by operating
                 activities                             8,763,746
8,778,197                             9,417,407

Cash flows from investing activities:
     Additions     to    real    estate                 (521,948)
(2,359,975)                          (1,337,571)

Cash flows from financing activities:
       Cash       distributions                       (9,307,000)
(9,217,000)                          (9,673,082)
        Capital       contributions                       548,328
2,745,738                             1,894,550

        Net  cash  used  in  financing  activities    (8,758,672)
(6,471,262)                          (7,778,532)

Increase    (decrease)    in   cash    and    cash    equivalents
(516,874)                                                (53,040)
301,304

Cash    and    cash    equivalents   at   beginning    of    year
778,240                                                   831,280
529,976

Cash  and  cash equivalents at end of year     $    261,366     $
778,240                            $    831,280






         See accompanying notes to financial statements.

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

The general partners of the Partnership are Chesterbrook Investment Partners, L.P. (67.9%) (which is owned 60.7% by
Dean Witter Realty Income Partnership IV, L.P. and 39.3% by Dean Witter Realty Income Partnership III, L.P.) and Duportail Investment Partners, L.P. (32.1%).

The   Partnership  Agreement  provides  that   all   cash   flow,
profits,   losses  and  credits  of  the  Partnership  shall   be
allocated  in  proportion  to  the  Partners'  original   capital
contributions.

Pursuant to a Purchase and Sale Agreement (the "Agreement") dated as of February 10, 1998, the Partnership agreed to sell the property to an unaffiliated party. As part of the Agreement, Dean Witter Realty Income Partnership III, L.P. and Dean Witter Realty Income Partnership II, L.P., an affiliated partnership, agreed to sell certain properties. The aggregate sale price of the properties to be sold is approximately $173 million, of which $129,362,500 is allocated in the Agreement to Chesterbrook Corporate Center. The purchase price is payable in cash at closing, which is expected to occur in the second quarter of 1998.

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

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31,
1997. The cash flows used to evaluate the recoverability of the assets and to determine fair value are based on good faith estimates and assumptions developed by the general partners. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

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

The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows:
(a)   depreciation  is  calculated  using  accelerated   methods;
(b) rental income is recognized based on the payment terms in the applicable leases; (c) payments made by the seller of the property in prior years under a rental income guaranty were accounted for as rental income; and (d) writedowns for impairment of real estate are not deductible. The tax basis of the Partnership's assets and liabilities is approximately $36.6 million higher than the amount reported for financial statement purposes.

The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. These two standards are effective for the Partnership's 1998 financial statements, but the Partnership does not believe that they will have any effect on the Partnership's computation or presentation of net income or other disclosures.

The implementation in 1997 of FASB Statement No. 128, "Earnings per Share" and Statement No. 129, "Disclosure of Information about Capital Structure" effective for the
Partnership's 1997 year-end financial statements did not have any impact on the Partnership's financial statements.


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

4.  Related Party Transactions

An  affiliate  of  the  partners  co-manages  five  buildings  at
the  property.   The  Partnership paid the  affiliate  management
fees  of  approximately $62,000, $37,000  and  $63,000  in  1997,
1996 and 1995, respectively, for such services.

Another affiliate of the general partners earned a fee in 1987 for the acquisition of the properties in the amount of $4,258,703. Of this amount, $1,413,167 remains unpaid.

Independent Auditors' Report



To The Partners of
Taxter Park Associates


We   have  audited  the  accompanying  balance  sheet  of  Taxter
Park Associates
(the "Partnership") as of December 31, 1997, and the related statements of operations, partners' capital, and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Taxter Park Associates as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                         /s/Deloitte   &   Touche
LLP
                                       DELOITTE & TOUCHE LLP



New York, New York
March 24, 1998

                   TAXTER PARK ASSOCIATES

                       BALANCE SHEETS

                 December 31, 1997 and 1996


                                           1997       1996

(unaudited)

                           ASSETS
Cash  and  cash equivalents               $     43,477     $
19,947

Real estate, at cost:
      Land                                         1,798,825
1,798,825
    Buildings   and   improvements                27,121,440
26,628,146
                                                  28,920,265
28,426,971
Accumulated     depreciation                      11,734,950
10,717,177
                                                  17,185,315
17,709,794

Deferred   leasing   commissions,   net              306,070
389,214

Other      assets                                  1,195,560
1,408,361

                                                 $18,730,422
$19,527,316

              LIABILITIES AND PARTNERS' CAPITAL

Accounts   payable   and  accrued   liabilities            $
281,092                                 $   273,240

Partners'      capital                            18,449,330
19,254,076

                                                 $18,730,422
$19,527,316










     See accompanying notes to financial statements.

                   TAXTER PARK ASSOCIATES

                      INCOME STATEMENTS

        Years ended December 31, 1997, 1996 and 1995


                                  1997     1996       1995
                                                 (unaudited)
(unaudited)
Revenue:
 Rental                       $5,676,522          $6,005,538
$6,166,784
 Interest                          5,700               6,654
6,758

                               5,682,222           6,012,192
6,173,542

Expenses:
 Property operating            3,168,784           3,204,334
3,197,884
 Depreciation                  1,093,264           1,049,794
972,155
 Amortization                    166,577             153,581
123,364

                               4,428,625           4,407,709
4,293,403

Net income                    $1,253,597          $1,604,483
$1,880,139


















     See accompanying notes to financial statements.

                   TAXTER PARK ASSOCIATES

               STATEMENTS OF PARTNERS' CAPITAL

        Years ended December 31, 1997, 1996, and 1995

Partners'   capital   at   January   1,   1995   (unaudited)
$19,988,218

Net                                                   income
1,880,139

Capital                                        contributions
1,158,398

Cash                                           distributions
(3,404,715)


Partners'   capital   at  December  31,   1995   (unaudited)
19,622,040

Net                                                   income
1,604,483

Capital                                        contributions
359,831

Cash                                           distributions
(2,332,278)


Partners'   capital   at  December  31,   1996   (unaudited)
19,254,076

Net                                                   income
1,253,597

Capital                                        contributions
652,219

Cash                                           distributions
(2,710,562)


Partner's     capital     at     December      31,      1997
$18,449,330








       See accompanying notes to financial statements.

                     TAXTER PARK ASSOCIATES

                    STATEMENTS OF CASH FLOWS

          Years ended December 31, 1997, 1996, and 1995

                                       1997      1996       1995
                                                      (unaudited)
(unaudited)
Cash flows from operating activities:
   Net   income  (loss)                  $  1,253,597           $
1,604,483                          $ 1,880,139
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
             Depreciation                               1,093,264
1,049,794                              972,155
             Amortization                                 166,577
153,581                                123,364
   (Increase) decrease in operating assets:
            Other       assets                            212,801
(492,440)                              463,041
   Increase (decrease) in operating liabilities:
         Accounts     payable     and     accrued     liabilities
7,852     (12,626)                     (47,406)

      Net cash provided by operating
                 activities                             2,734,091
2,302,792                            3,391,293

Cash flows from investing activities:
     Additions     to    real    estate                 (652,218)
(338,267)                           (1,123,641)

Cash flows from financing activities:
        Capital       contributions                       652,219
359,831                              1,158,398
       Cash       distributions                       (2,710,562)
(2,332,278)                         (3,404,715)

        Net  cash  used  in  financing  activities    (2,058,343)
(1,972,447)                         (2,246,317)

Increase    (decrease)    in   cash    and    cash    equivalents
23,530      (7,922)                     21,335

Cash    and    cash    equivalents   at   beginning    of    year
19,947      27,869                       6,534

Cash  and  cash equivalents at end of year     $     43,477     $
19,947 $    27,869








         See accompanying notes to financial statements.

                   TAXTER PARK ASSOCIATES

                NOTES TO FINANCIAL STATEMENTS

1.  Organization

Taxter  Park  Associates the "Partnership") was  formed  in  1986 under the laws of the State of New York, to acquire interests in the Taxter Corporate Park in Westchester County, New York. The buildings consist of 344,741 net rentable square feet. The property is not encumbered by debt.

The   general  partners  of  the  Partnership  are  Dean   Witter
Realty   Income  Partnership  II,  L.P.  (14.8%),   Dean   Witter
Realty  Income  Partnership III, L.P.  (44.6%)  and  Dean  Witter
Realty Income Partnership IV, L.P. (40.6%).

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

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31,
1997. The cash flows used to evaluate the recoverability of the assets and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

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

The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows:
(a)   depreciation  is  calculated  using  accelerated   methods;
(b) rental income is recognized based on the payment terms in the applicable leases; (c) payments made by the seller of the property in prior years under a rental income guaranty were accounted for as rental income; and (d) writedowns for impairment of real estate are not deductible. The tax basis of the Partnership's assets and liabilities is approximately $19 million higher than the amount reported for financial statement purposes.

The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. These two standards are effective for the Partnership's 1998 financial statements. The Partnership does not believe that these new standards will have any effect on the Partnership's computation or presentation of net income or net income per Unit of limited
partnership   interest,   or   its   disclosures    of    capital
structure.

The implementation in 1997 of FASB Statement No. 128, "Earnings Per Share" and Statement No. 129, "Disclosure of Information about Capital Structure", effective for the Partnership's 1997 year-end, did not have any impact on the Partnership's financial statements.

3.  Lease Commitments

Minimum future rental income under noncancellable operating leases as of December 31, 1997 is as follows:

          Year ending December 31:

               1998                $ 4,803,175
               1999                  4,079,388
               2000                  3,739,199
               2001                  1,819,036
               2002                    942,768
               Thereafter              120,137

               Total               $15,503,703

The Partnership has determined that all leases relating to the Property are operating leases. The terms range from three to ten years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

4.  Related Party Transactions

An  affiliate  of  the partners co-manages the buildings  at  the
property.    The   Partnership  paid  the  affiliate   management
fees  of  approximately $73,000, $61,000  and  $76,000  in  1997,
1996 and 1995, respectively, for such services.