Form 10-Q
period 1998-03-31
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1998-05-14
CIK 819342

5



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended March 31, 1998

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

                   CONSOLIDATED BALANCE SHEETS

                                               March 31,
December 31,
                                                 1998      1997
                             ASSETS

Cash and cash equivalents                    $   936,705    $
1,868,422

Investments in joint ventures                 36,154,386
35,449,866

Other assets                                     170,438
164,238

                                             $37,261,529
$37,482,526


                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities     $   342,822    $
389,627

Partners' capital (deficiency):
 General partners                             (5,434,565)
(5,417,146)
 Limited partners ($500 per Unit, 304,437 Units issued)
42,353,272                                    42,510,045

                                              36,918,707
37,092,899

                                             $37,261,529
$37,482,526













  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                CONSOLIDATED STATEMENTS OF INCOME

           Three months ended March 31, 1998 and 1997

                                                 1998      1997
Revenues:
 Equity in earnings of joint ventures        $1,166,615     $
698,952
 Rental                                           -       877,627
 Interest and other                              15,364
191,080

                                              1,181,979
1,767,659

Expenses:
 Property operating                               -       362,028
 Amortization                                     -         5,729
 General and administrative                     118,127
132,639

                                                118,127
500,396

Income before minority interests              1,063,852
1,267,263

Minority interests                                -       227,045

Net income                                   $1,063,852
$1,040,218

Net income allocated to:
 Limited partners                            $  957,467     $
936,196
 General partners                               106,385
104,022

                                             $1,063,852
$1,040,218

Net income per Unit of limited partnership interest    $     3.15
$     3.08











  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                Three months ended March 31, 1998

                                    Limited    General
                                    Partners   Partners
Total
Partners' capital (deficiency)
 at January 1, 1998                $42,510,045
$(5,417,146)                       $37,092,899

Net income                             957,467
106,385                              1,063,852

Cash distributions                  (1,114,240)
(123,804)                           (1,238,044)

Partners' capital (deficiency)
 at March 31, 1998                 $42,353,272
$(5,434,565)                       $36,918,707





























  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

           Three months ended March 31, 1998 and 1997

                                                 1998      1997
Cash flows from operating activities:
 Net income                                  $ 1,063,852    $
1,040,218
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Equity in earnings of joint ventures       (1,166,615)
(698,952)
   Amortization                                    -
5,729
   Minority interests in joint ventures' operations          -
227,045
   (Increase) decrease in other assets            (6,200)
151,058
   (Decrease) increase in accounts payable and accrued
     liabilities                                 (46,805)
273,180

      Net cash (used in) provided by operating activities
(155,768)                                         998,278

Cash flows from investing activities:
 Distributions from joint ventures               864,415
1,146,286
 Additional investments in joint ventures       (402,320)
(85,493)

      Net cash provided by investing activities
462,095                                         1,060,793

Cash flows from financing activities:
 Cash distributions                           (1,238,044)
(34,676,967)
 Minority interests in joint ventures' distributions          -
(17,983,025)
 Additional investments by minority interests                 -
4,233

      Net cash used in financing activities   (1,238,044)
(52,655,759)

Decrease in cash and cash equivalents           (931,717)
(50,596,688)

Cash and cash equivalents at beginning of period
1,868,422                                      56,199,072

Cash and cash equivalents at end of period   $   936,705    $
5,602,384







        See accompanying notes to consolidated financial
                           statements.

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

      Notes to Consolidated Financial Statements

1. The Partnership

Dean  Witter  Realty Income Partnership IV,  L.P.  (the
"Partnership") is a limited partnership organized under the laws of the State of Delaware on October 31, 1986.

The   consolidated  financial  statements  include  the
accounts of the Partnership and its majority-controlled
subsidiaries, Technology Park Associates  (inactive  in
1998)  and  Lake  Colorado  Associates,  the  owner  of
Pasadena Financial Center.  The Partnership's interests
in   Taxter   Corporate  Park  and   DWR   Chesterbrook
Associates ("Associates"), the partnership which owns an interest in Chesterbrook Corporate Center, are accounted for on the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial and tax reporting purposes.

Net income per Unit amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In   the   opinion  of  management,  the   accompanying
financial statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim period.

The  Partnership adopted Financial Accounting Standards
Board   Statement  No.  130,  "Reporting  Comprehensive
Income"  and  Statement  No.  131,  "Disclosures  about
Segments  of  an  Enterprise and  Related  Information"
during  the first quarter of 1998.  Adoption  of  these
standards   had   no   impact  on   the   Partnership's
computation or presentation of net income per Unit of Limited Partnership interest or other disclosures.



    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

      Notes to Consolidated Financial Statements

These   financial   statements  should   be   read   in
conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. Operating results of interim periods may not be indicative of the operating results for the entire year.

2. Investments in Joint Ventures

Pursuant to a Purchase and Sale Agreement dated  as  of
February   10,  1998  (the  "Agreement"),  as  amended,
Associates  sold the Chesterbrook Corporate  Park  (the
"Property")   to   FV   Office   Partners,   L.P.,   an
unaffiliated  party.   As part of the  Agreement,  Dean
Witter  Income  Partnership III,  L.P.,  an  affiliated
public  partnership,  and  Dean  Witter  Realty  Income
Partnership  II, L.P. an affiliated public partnership,
also  sold  certain  other properties.   The  aggregate
negotiated sales price of the properties sold was approximately $168 million, of which approximately
$126.1 million was allocated in the Agreement to the Property.

Pursuant to the Agreement, escrows were established for
the  costs of certain building improvements and  tenant
improvements  (the  "Improvements").   In  addition  to
payment of the purchase price, at closing the Purchaser
deposited   into   these  escrows  approximately   $3.9
million, of which approximately $2.3 million relates to
the Property.  Any balances remaining in the portion of
the   escrows  relating  to  the  Property  after   the
Improvements   are  completed  will  be  delivered   to
Associates.   If  the  costs  of  Improvements  at  the
Property exceed the escrow established therefor, the Partnership, through Associates, will be required to fund the excess costs.

The  purchase price was received in cash at closing  on
April  1, 1998.  The Partnership's 41.2% share  of  the
cash received by Associates, net of closing costs,  was
approximately   $51.4  million;  such   proceeds   were
distributed    100%    to    the    Limited    Partners

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

      Notes to Consolidated Financial Statements

($168.94  per  Unit) on April 30, 1998.  At  March  31,
1998,   the   Partnership's  investment  in  Associates
approximated $27.2 million.

Summarized financial information of Associates is as follows:

                                    Quarter ended March
31,
                                       1998      1997
Revenues                           $3,626,521
$3,368,965

Expenses                            1,122,426
1,932,089

Net income                         $2,504,095
$1,436,876

In 1998, Associates accounted for its investment in the
property  as  real estate held for sale.   Accordingly,
Associates did not record depreciation expense on the property and related improvements in 1998 (such expense was approximately $730,000 in 1997).

Summarized   financial  information  of   Taxter   Park
Associates, the general partnership which owns the Taxter Corporate Park property, is as follows:

                                    Quarter ended March
31,
                                       1998      1997
Revenues                           $1,409,492
$1,327,022

Expenses                            1,077,158
1,063,577

Net income                         $  332,334     $
263,445

3. Related Party Transactions

In  1998 and 1997, an affiliate of the Managing General
Partner  provided  property  management  services   for
Taxter  Corporate  Park  and  five  buildings  at   the
Chesterbrook  Corporate Center.  The  Partnership  paid
the   affiliate   management  fees   of   approximately

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

      Notes to Consolidated Financial Statements

$25,000  and  $31,000 for the three months ended  March
31,  1998  and 1997, respectively.  These amounts  were
recorded  as  expenses  of  the  joint  ventures.    In
addition, in 1997, the Partnership paid this affiliate approximately $14,000 (included in property operating expenses) for managing Pasadena Financial Center.

Another  affiliate  of  the  Managing  General  Partner
performs  administrative functions, processes  investor
transactions  and  prepares  tax  information  for  the
Partnership.  For the three-month periods  ended  March
31,   1998   and   1997,   the   Partnership   incurred
approximately $71,000 and $75,000, respectively for these services. These amounts are included in general and administrative expenses.

As   of  March  31,  1998,  the  affiliates  were  owed
approximately $30,000 for these services.

4. Litigation

Various  public partnerships sponsored by  Dean  Witter
Realty Inc. (including the Partnership and its Managing
General  Partner)  are defendants  in  purported  class
action  lawsuits  pending in state and federal  courts.
The  complaints  allege a number of  claims,  including
breach of fiduciary duty, fraud, misrepresentation  and
related claims, and seek compensatory and other damages
and   equitable  relief.  The  defendants   intend   to
vigorously   defend  against  these  actions.   It   is
impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

5. Distributions

On  April  30,  1998, the Partnership  paid  the  first
quarter  cash  distribution of $2.74 per  Unit  to  the
Limited  Partners.   The  cash distribution  aggregated
$926,841  with  $834,157  distributed  to  the  Limited
Partners and $92,684 to the General Partners.
    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

Item 2.   Management's Discussion and Analysis of
Financial                     Condition and Results of
Operations

Liquidity and Capital Resources

The   Partnership  raised  $152,218,500  in  a   public
offering of 304,437 units which was terminated in 1988.
The Partnership has no plans to raise additional capital.

The Partnership made four investments in partnerships which own interests in properties on an all-cash basis.
The Partnership's acquisition program is completed. No additional investments are planned.

One  of  the partnerships in which the Partnership  has
invested sold its property interest in 1996 and another
sold  its  property interest in 1997.  The  partnership
which  owns the Chesterbrook Corporate Center sold  the
property to an unaffiliated party on April 1, 1998 (see
Note  2  to  the  consolidated  financial  statements).
Partnership cash flows from this property interest were
approximately  $555,000 and $895,000 during  the  three
months  ended  March 1998 and 1997,  respectively.   On
April    30,    1998,   the   Partnership   distributed
approximately $51.4 million ($168.94 per Unit), its share of net proceeds from the sale, 100% to Limited
Partners.

The Partnership which owns the Taxter Corporate Park is currently marketing the property for sale, with the objective of completing a sale of the property during the third quarter of 1998. There is no assurance that the Partnership will be able to achieve this objective.

Employment  growth,  especially in the  communications,
technology  and  financial  services  industries,   has
increased  demand  for  space in many  office  markets.
Such  increasing  demand  and a  controlled  amount  of
speculative  construction  has  resulted   in   falling
vacancies   and   rising  rents.    Improved   property
performance along with an influx of capital from REITs,
pension  funds  and  foreign investors  are  increasing
property      values.      Some     office     markets,

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

especially  suburban markets, are  faring  better  than
others   and,   in   certain  areas,  improved   market
conditions  can  support new construction.   Currently,
the  office  vacancy rates in both the west Westchester
County,  New  York  market,  the  location  of   Taxter
Corporate Park, and the Valley Forge, Pennsylvania market, the location of Chesterbrook Corporate Center, are less than 10% and rental rates in these markets are increasing.

Currently,  the  Partnership's liquidity  is  primarily
affected by sales of properties by the partnerships  in
which   the  Partnership  has  invested;  as   property
interests  are sold, the Partnership has  fewer  income
producing investments, Partnership cash from operations
decreases  and Partnership distributions  to  investors
will  decline. The Partnership will also  require  less
cash  reserves to fund capital expenditures and leasing
commissions.     Effective   April   1,    1998,    the
Partnership's  interest in the Taxter property  is  the
Partnership's  sole  property  interest.   Future  cash
distribution  levels  will  fluctuate  based   on   the
Partnership's share of this property's cash flow from operations, requirements for capital expenditures and leasing commissions, and sales proceeds.

During  the  three  months ended March  31,  1998,  the
Partnership's  investments  in  the  Chesterbrook   and
Taxter properties generated positive cash flow from operations, and it is anticipated that the Taxter property will continue to do so during the period the Partnership continues to own the property interest.

During   the  three  months  ended  March   31,   1998,
distributions to investors and contributions  to  joint
ventures   exceeded  cash  flow  from  operations   and
distributions from joint ventures. This shortfall was funded from cash reserves. The Partnership reduced the first quarter distribution (paid April 30, 1998) to $2.74 per Unit.

The Partnership currently has minimal cash reserves, and the Managing General Partner expects that future quarterly distributions will be paid only to the extent that the Partnership receives distributions from the Taxter joint venture.
    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

During the three months ended March 31, 1998, the Partnership contributed approximately $402,000 to the joint ventures, primarily for its share of capital expenditures at the Chesterbrook joint venture.

As  of  March 31, 1998, the Partnership had commitments
to  fund  approximately $225,000, its share of  capital
expenditures  to  the  Taxter  Corporate   Park   joint
venture.

On  April  30,  1998, the Partnership  paid  the  first
quarter  cash  distribution to Limited  Partners.   The
total   cash  distribution  aggregated  $926,841   with
$834,157  distributed  to  the  Limited  Partners   and
$92,684 to the General Partners.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for
the  three-months ended March 31, 1998 compared to  the
three-months  ended  March  31,  1997  were   primarily
attributable to the following:

The   absence  of  rental  income,  property  operating
expenses, amortization expense and minority interests for the three-months ended March 31, 1998 were due to the April 10, 1997 sale of Pasadena Financial Center.

Since  the  partnership  which owned  the  Chesterbrook
Corporate Center classified the property as real estate
held  for  sale  on December 31, 1997, no  depreciation
expense  was recorded at the property in  1998.   As  a
result, the Partnership's equity in earnings of joint venture increased by approximately $300,000 in 1998.

Interest  and other income decreased in 1998  primarily
because  of  lower average cash balances in  1998.   In
1997,   the  Partnership  received  interest   on   the
investment    of   the   cash   proceeds    from    the

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

December 1996 sale of the Technology Park Reston office park until such proceeds were distributed to Limited
Partners on January 31, 1997.

There were no other individually significant factors which caused changes in revenues or expenses.

During the first quarter of 1998, the overall vacancy level in the office market in Westchester County, New
York, the location of Taxter Corporate Park, remained at 17% and the vacancy level in the west Westchester market in which the building is located decreased from 11% to 9%. During the first quarter of 1998, occupancy at the property remained at 100%. Leases aggregating approximately 15% and 11% of the property's space are scheduled to expire in 1999 and 2000, respectively.

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

                              DEAN WITTER REALTY INCOME
PARTNERSHIP IV, L.P.

                         By:   Dean Witter Realty
Fourth                             Income Properties
Inc.
                              Managing General Partner


Date:   May  14,  1998       By:        /s/E.  Davisson
Hardman, Jr.
                              E. Davisson Hardman, Jr.
                              President


Date:  May 14, 1998      By:       /s/Lawrence Volpe
                              Lawrence Volpe
                              Controller
                               (Principal Financial and
Accounting Officer)

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.


             Quarter Ended March 31, 1998

                    Exhibit Index



Exhibit
  No.                       Description

 27                  Financial Data Schedule




























                          E1