Form 10-Q
period 1998-06-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1998-08-13
CIK 819342

5



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended June 30, 1998

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

                   CONSOLIDATED BALANCE SHEETS
                                               June 30,
December 31,
                                                 1998      1997
                             ASSETS

Cash and cash equivalents                    $   831,262    $
1,868,422

Investments in joint ventures                  8,869,374
35,449,866

Other assets                                     147,597
164,238

                                             $ 9,848,233
$37,482,526


                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities     $   320,040    $
389,627

Partners' capital (deficiency):
 General partners                             (5,504,169)
(5,417,146)
 Limited partners ($500 per Unit, 304,437 Units issued)
15,032,362                                    42,510,045

                                               9,528,193
37,092,899

                                             $ 9,848,233
$37,482,526
















  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                 CONSOLIDATED INCOME STATEMENTS

        Three and six months ended June 30, 1998 and 1997

                              Three months ended           Six
months ended
                                    June 30,           June 30,
                               1998     1997      1998     1997
Revenues:
 Equity in earnings of joint ventures         $24,806,573   $
786,243                    $25,973,188        $1,485,195
 Rental                          -     119,345               -
996,972
 Gain on sale of real estate              -    4,184,529
-  4,184,529
 Interest and other            233,387           103,578
248,751                       294,658

                            25,039,960         5,193,695
26,221,939                  6,961,354

Expenses:
 Property operating              -      30,965               -
392,993
 Amortization                    -         550               -
6,279
 General and administrative              72,047            95,657
190,174                       228,296

                                72,047           127,172
190,174                       627,568

Income before minority interests     24,967,913         5,066,523
26,031,765                  6,333,786

Minority interest                -   2,664,030               -
2,891,075

Net income                 $24,967,913        $2,402,493
$26,031,765                $3,442,711

Net income allocated to:
 Limited partners          $24,944,833        $2,318,385
$25,902,300                $3,254,581
 General partners               23,080            84,108
129,465                       188,130

                           $24,967,913        $2,402,493
$26,031,765                $3,442,711

Net income per Unit of limited
 partnership interest      $     81.94        $     7.62    $
85.08                      $    10.69








  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                 Six months ended June 30, 1998

                                    Limited    General
                                    Partners   Partners
Total
Partners' capital (deficiency)
 at January 1, 1998                $ 42,510,045
$(5,417,146)                       $ 37,092,899

Net income                           25,902,300
129,465                              26,031,765

Cash distributions                  (53,379,983)
(216,488)                           (53,596,471)

Partners' capital (deficiency)
 at June 30, 1998                  $ 15,032,362
$(5,504,169)                       $  9,528,193































  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

             Six months ended June 30, 1998 and 1997

                                                 1998      1997
Cash flows from operating activities:
 Net income                                  $ 26,031,765   $
3,442,711
 Adjustments to reconcile net income to net cash provided
  By operating activities:
   Equity in earnings of joint ventures       (25,973,188)
(1,485,195)
   Gain on sale of real estate                      -
(4,184,529)
   Minority interests in joint venture              -
2,891,075
   Amortization                                     -
6,279
   Decrease (increase) in other assets             16,641
(8,891)
   (Decrease) increase in accounts payable and accrued
     liabilities                                  (69,587)
51,513

      Net cash provided by operating activities
5,631      712,963

Cash flows from investing activities:
 Distributions from joint ventures             53,050,666
2,400,267
 Additional investments in joint ventures        (496,986)
(168,433)
 Proceeds from sale of real estate                  -
26,372,099

      Net cash provided by investing activities
52,553,680                                     28,603,933

Cash flows from financing activities:
 Cash distributions                           (53,596,471)
(50,990,588)
 Minority interests in distributions from consolidated
  joint ventures                                    -
(29,804,110)
 Additional investments by minority interests                 -
263,494

      Net cash used in financing activities   (53,596,471)
(80,531,204)

Decrease in cash and cash equivalents          (1,037,160)
(51,214,308)

Cash and cash equivalents at beginning of period
1,868,422                                      56,199,072

Cash and cash equivalents at end of period   $    831,262   $
4,984,764






        See accompanying notes to consolidated financial
                           statements.

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

      Notes to Consolidated Financial Statements

1. The Partnership

Dean  Witter  Realty Income Partnership IV,  L.P.  (the
"Partnership") is a limited partnership organized under the laws of the State of Delaware on October 31, 1986.

The   consolidated  financial  statements  include  the
accounts of the Partnership and its majority-controlled
subsidiaries, Technology Park Associates  (inactive  in
1998)  and  Lake  Colorado  Associates,  the  owner  of
Pasadena Financial Center.  The Partnership's interests
in   Taxter   Corporate  Park  and   DWR   Chesterbrook
Associates ("Associates"), the partnership which owned an interest in Chesterbrook Corporate Center, are accounted for on the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial and tax reporting purposes.

Net income per Unit amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In   the   opinion  of  management,  the   accompanying
financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the gain on the sale of the Chesterbrook property included in equity in earnings of joint ventures in the second quarter of 1998 and the gain on the sale of Pasadena
Financial Center in 1997, such adjustments consist only of normal recurring accruals.

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

2. Investments in Joint Ventures

Pursuant   to  a  Purchase  and  Sale  Agreement   (the
"Agreement"),  on  April 1, 1998, Associates  sold  the
Chesterbrook  Corporate  Park (the  "Property")  to  FV
Office Partners, L.P., an unaffiliated party.  As  part
of  the Agreement, Dean Witter Income Partnership  III,
L.P., an affiliated public partnership, and Dean Witter
Realty  Income  Partnership  II,  L.P.,  an  affiliated
public partnership, also sold certain other properties.
The  aggregate negotiated sales price of the properties
sold   was   approximately  $168  million,   of   which
approximately $126.1 million was allocated in the Agreement to the Property.

Pursuant to the Agreement, escrows were established for
the  costs of certain building improvements and  tenant
improvements  (the  "Improvements").   In  addition  to
payment   of  the  purchase  price,  at  closing,   the
purchaser  deposited  into these escrows  approximately
$3.9  million,  of  which  approximately  $2.3  million
relates to the Property.  Any balances remaining in the
portion  of the escrows relating to the Property  after
the  Improvements are completed will  be  delivered  to
Associates.   If  the  costs  of  Improvements  at  the
Property exceed the escrow established therefor, the Partnership, through Associates, will be required to fund the excess costs.

The  purchase  price was received in cash  at  closing.
The  Partnership's 41.2% share of the cash received  by
Associates,  net  of closing costs,  was  approximately
$51.4  million; such proceeds were distributed 100%  to
the  Limited Partners ($168.94 per Unit) on  April  30,
1998.  The Partnership's share of the gain on this sale
was   approximately  $24.7  million;  such   gain   was
allocated 100% to the Limited Partners in accordance with the Partnership Agreement.



    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.
      Notes to Consolidated Financial Statements

Summarized financial information of Associates is as follows:

                   Three months ended            Six
months ended
                        June 30,            June 30,
                   1998      1997      1998     1997
Operating revenues       $    16,463         $3,357,307
$ 3,642,984    $6,726,272

Gain on sale    61,926,876              -
61,926,876          -

Expenses            67,758          1,793,740
1,190,184       3,725,829
Net income     $61,875,581         $1,563,567
$64,379,676    $3,000,443

During  the first quarter of 1998, Associates accounted
for  its investment in the property as real estate held
for  sale.   Accordingly,  Associates  did  not  record
depreciation  expense  on  the  property  and   related
improvements  in 1998 (such expenses were approximately
$730,000 and $1,460,000 during the three- and six-month periods ended June 30, 1997, respectively).

Summarized   financial  information  of   Taxter   Park
Associates, the general partnership which owns the Taxter Corporate Park property, is as follows:

                   Three months ended            Six
months ended
                        June 30,            June 30,
                   1998      1997      1998     1997
Revenues       $1,302,877          $1,491,817
$2,712,369     $2,818,839

Expenses        1,079,746           1,141,930
2,156,904       2,205,507
Net income     $  223,131          $  349,887     $
555,465        $  613,332

3. Related Party Transactions

In  1998 and 1997, an affiliate of the Managing General
Partner  provided  property  management  services   for
Taxter  Corporate  Park  and  five  buildings  at   the
Chesterbrook  Corporate Center.  The  Partnership  paid
the  affiliate management fees of approximately $43,000
and  $50,000 for the six months ended June 30, 1998 and
1997,  respectively.  These amounts  were  recorded  as
expenses                     of                     the

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

      Notes to Consolidated Financial Statements

joint ventures. In addition, in 1997, the Partnership paid this affiliate approximately $26,000 (included in property operating expenses) for managing Pasadena
Financial Center.

Another  affiliate  of  the  Managing  General  Partner
performs  administrative functions, processes  investor
transactions  and  prepares  tax  information  for  the
Partnership.  For the six-month periods ended June  30,
1998  and  1997, the Partnership incurred approximately
$108,000 and $149,000, respectively for these services.
These    amounts   are   included   in   general    and
administrative expenses.

As   of  June  30,  1998,  the  affiliates  were   owed
approximately $21,000 for these services.

4. Litigation

Various   public  partnerships  sponsored   by   Realty
(including  the  Partnership and its  Managing  General
Partner) were defendants in a class action lawsuit.  On
July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the lawsuit. The Plaintiffs have thirty days during which to file a notice of appeal from the Court's order; the Partnership does not know whether they intend to do so.

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

One  of  the  partnerships  in  which  the  Partnership
invested sold its property interest in 1996 and another
sold  its  property interest in 1997.  The  partnership
which  owns the Chesterbrook Corporate Center sold  the
property  on  April  1,  1998  (see  Note  2   to   the
consolidated financial statements). On April 30, 1998, the Partnership distributed approximately $51.4 million
($168.94 per Unit), its share of net proceeds from the sale, 100% to Limited Partners.

The  Partnership's  share of 1998 operating  cash  flow
from   the   Chesterbrook  property  was  approximately
$1,059,000.   The  Partnership stopped  receiving  cash
flow  from  operations  from the Chesterbrook  property
once  the  property was sold; as a result,  Partnership
cash   flow  from  operations  significantly  decreased
during the second quarter of 1998.

Effective April 1, 1998, the Partnership's interest  in
the  Taxter property is the Partnership's sole property
interest.   The  partnership  which  owns  the   Taxter
Corporate Park is currently marketing the property  for
sale, with the objective of completing a sale later  in
1998.   There  can  be  no assurance  that  the  Taxter
property will be sold.

The Partnership's liquidity depends on its share of cash flow generated by the Taxter property and cash required to fund capital expenditures and leasing commissions. Generally, future cash distributions will be paid from proceeds from the sale of the Taxter property and cash reserves.


    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

During  the  six  months  ended  June  30,  1998,   the
Partnership's property interests generated positive cash flow from operations, and it is anticipated that the Taxter property will continue to provide operating cash flow to the Partnership during the period the Partnership continues to own the property interest.

During  the  six  months  ended  June  30,  1998,   the
Partnership  contributed  approximately  $363,000   and
$134,000 to the Chesterbrook and Taxter joint ventures, respectively, for its share of capital expenditures and leasing commissions.

During   the   six   months  ended   June   30,   1998,
distributions to investors (excluding the distribution of sales proceeds) and contributions to joint ventures exceeded cash flow from operations and distributions from joint ventures (excluding the distribution of sales proceeds). This shortfall was funded from cash reserves.

The   Managing  General  Partner  believes   that   the
Partnership did not have sufficient cash reserves at June 30, 1998 to fully fund its maximum liability for capital expenditures and leasing commissions at the Taxter property ($89,000), potential final settlements with the buyer of the Chesterbrook property and other
Partnership cash requirements. Therefore, in order to accumulate sufficient cash reserves, the Partnership did not pay its second quarter distribution in July
1998.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for
the  three- and six-month periods ended June  30,  1998
compared to 1997 were primarily attributable to the following:

There  was  no  rental income, gain  on  sale  of  real
estate,   property  operating  expenses,   amortization
expense and minority interest expense due to the  April
10, 1997 sale of Pasadena Financial Center.


    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

Equity in earnings of joint ventures increased in  1998
as a result of the Partnership's share of the gain from
the  sale  of the Chesterbrook property in April  1998.
See  Note  2  to the consolidated financial statements.
Equity  in earnings from the Chesterbrook joint venture
also increased by approximately $300,000 during the six
months  ended  June  30, 1998 because  no  depreciation
expense  was recorded at the property during the  first
quarter  of  1998 (because the partnership which  owned
the  property reclassified it to real estate  held  for
sale  as  of  December  31, 1997).   The  Partnership's
equity  in  earnings of the Taxter  joint  venture  was
approximately  $91,000 and $225,000 during  the  three-
and    six-month   periods   ended   June   30,   1998,
respectively.

Interest and other income decreased slightly during the
six  months  ended June 30, 1998 primarily  because  of
lower  average cash balances in 1998. During the  three
months  ended June 30, 1998, interest and other  income
increased primarily because the Partnership's  interest
earned  in  1998 on the proceeds from the sale  of  the
Chesterbrook   property  (until  such   proceeds   were
distributed to Limited Partners) exceeded interest earned in 1997 on the proceeds from the sale of Pasadena Financial Center.

There were no other individually significant factors which caused changes in revenues or expenses.

During  the second quarter of 1998, the overall vacancy
level  in the office market in Westchester County,  New
York,  the location of Taxter Corporate Park,  remained
at  17%  and  the vacancy level in the west Westchester
market  in which the building is located also  remained
at  9%.   During  the six months ended June  30,  1998,
occupancy  at  the property remained  at  100%.  Leases
aggregating  approximately 11%,  11%  and  29%  of  the
property's space are scheduled to expire in 1999,  2000
and 2001, respectively.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the Consolidated Action.

Item 6.   Exhibits and Reports on Form 8-K.

       a)  Exhibits.
            An exhibit index has been filed as part  of
this                Report on Page E1.

                b)   Reports on Form 8-K.
                       Report   dated  April  1,   1998
           regarding   the  sale  of  the  Chesterbrook
           property.


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

                              DEAN WITTER REALTY INCOME
PARTNERSHIP IV, L.P.

                         By:   Dean Witter Realty
Fourth                             Income Properties
Inc.
                              Managing General Partner


Date:   August  13,  1998    By:        /s/E.  Davisson
Hardman, Jr.
                              E. Davisson Hardman, Jr.
                              President


Date:   August 13, 1998      By:         /s/Charles  M.
Charrow
                              Charles M. Charrow
                              Controller
                               (Principal Financial and
Accounting Officer)

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.


             Quarter Ended June 30, 1998

                    Exhibit Index



Exhibit
  No.                       Description

 27                  Financial Data Schedule




























                          E1