Form 10-Q
period 1998-09-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1998-11-13
CIK 819342

5



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
             For the period ended September 30, 1998

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

                   CONSOLIDATED BALANCE SHEETS
                                             September 30,
December 31,
                                                 1998      1997
                             ASSETS

Cash and cash equivalents                    $ 1,172,229    $
1,868,422

Investments in joint ventures                  8,830,544
35,449,866

Other assets                                      21,428
164,238

                                             $10,024,201
$37,482,526


                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities     $   197,787    $
389,627

Partners' capital (deficiency):
 General partners                             (5,474,347)
(5,417,146)
 Limited partners ($500 per Unit, 304,437 Units issued)
15,300,761                                    42,510,045

                                               9,826,414
37,092,899

                                             $10,024,201
$37,482,526















  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                 CONSOLIDATED INCOME STATEMENTS

     Three and nine months ended September 30, 1998 and 1997

                              Three months ended           Nine
months ended
                                  September 30,
September 30,
                               1998     1997      1998     1997
Revenues:
 Equity in earnings of joint ventures         $366,284 $694,061
$26,339,472                $2,267,356
 Gain on sale of real estate            -         -          -
4,184,529
 Rental                        -        -           -   1,019,935
 Interest and other          13,218   50,382      261,969
349,417

                            379,502  744,443   26,601,441
7,821,237

Expenses:
 Property operating            -        -           -     420,333
 Amortization                  -        -           -       6,279
 General and administrative           81,280   115,501
271,454                       343,797

                             81,280  115,501      271,454
770,409

Income before minority interests     298,222   628,942
26,329,987                  7,050,828

Minority interest              -        -           -   2,979,175

Net income                 $298,222 $628,942  $26,329,987
$4,071,653

Net income allocated to:
 Limited partners          $268,400 $557,433  $26,170,700
$3,812,014
 General partners            29,822   71,509      159,287
259,639

                           $298,222 $628,942  $26,329,987
$4,071,653

Net income per Unit of limited
 partnership interest      $   0.88 $   1.83  $     85.96   $
12.52









  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

              Nine months ended September 30, 1998

                                    Limited    General
                                    Partners   Partners
Total
Partners' capital (deficiency)
 at January 1, 1998                $ 42,510,045
$(5,417,146)                       $ 37,092,899

Net income                           26,170,700
159,287                              26,329,987

Cash distributions                  (53,379,984)
(216,488)                           (53,596,472)

Partners' capital (deficiency)
 at September 30, 1998             $ 15,300,761
$(5,474,347)                       $  9,826,414































  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          Nine months ended September 30, 1998 and 1997

                                                 1998      1997
Cash flows from operating activities:
 Net income                                  $ 26,329,987   $
4,071,653
 Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
   Equity in earnings of joint ventures       (26,339,472)
(2,267,356)
   Gain on sale of real estate                      -
(4,184,529)
   Minority interests in consolidated joint ventures'
     operations                                     -
2,979,175
   Amortization                                     -
6,279
   Decrease in other assets                       142,810
-
   (Decrease) increase in accounts payable and accrued
     liabilities                                 (191,840)
213,075

      Net cash (used in) provided by operating activities
(58,515)                                         818,297

Cash flows from investing activities:
 Distributions from joint ventures             53,531,776
3,469,675
 Investments in joint ventures                   (572,982)
(292,647)
 Proceeds from sale of real estate                  -
26,372,099

      Net cash provided by investing activities
52,958,794                                     29,549,127

Cash flows from financing activities:
 Cash distributions                           (53,596,472)
(54,343,261)
 Minority interests in distributions from consolidated
  joint ventures                                    -
(29,892,208)
 Additional investments by minority interests                 -
263,494

      Net cash used in financing activities   (53,596,472)
(83,971,975)

Decrease in cash and cash equivalents            (696,193)
(53,604,551)

Cash and cash equivalents at beginning of period
1,868,422                                      56,199,072

Cash and cash equivalents at end of period   $  1,172,229   $
2,594,521





  See accompanying notes to consolidated financial statements.

       DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

         Notes to Consolidated Financial Statements

1. The Partnership

Dean   Witter  Realty  Income  Partnership  IV,  L.P.   (the
"Partnership") is a limited partnership organized under the laws of the State of Delaware on October 31, 1986.

The consolidated financial statements include the accounts of the Partnership and its majority-controlled subsidiaries, Technology Park Associates (inactive in 1998) and Lake Colorado Associates, the former owner of Pasadena Financial Center. The Partnership's interests in Taxter Corporate Park and DWR Chesterbrook Associates ("Associates"), the partnership which owned an interest in Chesterbrook Corporate Center, are accounted for on the equity method.

The  Partnership's  records are maintained  on  the  accrual
basis   of   accounting  for  financial  and  tax  reporting
purposes.

Net income per Unit amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the gain on the sale of the Chesterbrook property included in equity in earnings of joint ventures in the second quarter of 1998 and the gain on the sale of Pasadena Financial Center in the second quarter of 1997, such adjustments consist only of normal recurring accruals.

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

       DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

         Notes to Consolidated Financial Statements

interim periods may not be indicative of the operating results for the entire year.

2. Investments in Joint Ventures

Pursuant to a Purchase and Sale Agreement (the "Agreement"), on April 1, 1998, Associates sold the Chesterbrook Corporate Park (the "Property") to FV Office Partners, L.P., an unaffiliated party. As part of the Agreement, Dean Witter Income Partnership III, L.P. and Dean Witter Realty Income Partnership II, L.P., affiliated public partnerships, also sold certain other properties. The aggregate negotiated sales price of the properties sold was approximately $168 million, of which approximately $126.1 million was allocated in the Agreement to the Property.

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

       DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

         Notes to Consolidated Financial Statements

Summarized  financial  information  of  Associates   is   as
follows:

                  Three months ended             Nine months
ended
                     September 30,       September 30,
                 1998       1997       1998     1997

Operating revenues       $   -     $3,465,216     $
3,642,984      $10,191,488

Gain on sale       -          -     61,926,876         -

Expenses           -      1,934,638            1,190,184
5,660,467

Net income     $   -     $1,530,578          $64,379,676
$ 4,531,021

In October 1998, Taxter Park Associates, the general partnership which owns the Taxter Corporate Park property, entered into an agreement with KLM Royal Dutch Airlines ("KLM"), a tenant who owns a long-term leasehold interest in approximately 20% of the space at the property, to purchase KLM's space for $6.75 million. The Partnership's share of this purchase price is approximately $2.74 million. The closing of the purchase is expected to occur in December 1998.

Summarized financial information of Taxter Park Associates, the general partnership which owns the Taxter Corporate Park property, is as follows:

                   Three months ended            Nine months
ended
                      September 30,                September
30,
                   1998     1997      1998      1997

Revenues       $1,531,349          $1,374,685     $4,243,718
$4,193,524

Expenses          625,090           1,001,380      2,781,994
3,206,887

Net income     $  906,259          $  373,305     $1,461,724
$  986,637

3. Related Party Transactions

In 1998 and 1997, an affiliate of the Managing General Partner provided property management services for Taxter Corporate Park and five buildings at the Chesterbrook Corporate Center. The Partnership paid the affiliate management fees of approximately $62,000 and $79,000 for the nine months ended September 30, 1998 and 1997, respectively. These amounts were recorded as expenses of the joint
ventures.       In      addition,     in      1997,      the

       DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

         Notes to Consolidated Financial Statements

Partnership   paid  this  affiliate  approximately   $26,000
(included  in  property  operating  expenses)  for  managing
Pasadena Financial Center.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the nine-month periods ended September 30, 1998 and 1997, the Partnership incurred approximately $154,000 and $223,000, respectively for these services. These amounts are included in general and administrative expenses.

As   of  September  30,  1998,  the  affiliates  were   owed
approximately $22,000 for these services.

4. Litigation

Various public partnerships sponsored by Dean Witter Realty Inc. (including the Partnership and its Managing General Partner) were defendants in a class action lawsuit. On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the lawsuit. The Plaintiffs filed a notice of appeal from the Court's order.

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

One of the partnerships in which the Partnership invested sold its property in 1996 and another sold its property in 1997. The partnership which owns the Chesterbrook Corporate Center sold its property on April 1, 1998 (see Note 2 to the consolidated financial statements). On April 30, 1998, the Partnership distributed approximately $51.4 million ($168.94 per Unit), its share of net proceeds from the sale, 100% to Limited Partners.

The Partnership's share of the 1998 operating cash flow from the Chesterbrook property was approximately $903,000. Partnership cash flow from operations significantly decreased beginning in the second quarter of 1998 as a result of the sale of the Chesterbrook property.

Effective April 1, 1998, the Partnership's interest in the Taxter property is the Partnership's sole property interest. The partnership which owns the Taxter Corporate Park (the "Taxter Partnership") is currently marketing the property for sale, with the objective of completing a sale during the fourth quarter of 1998 or early 1999. There can be no assurance that the Taxter property will be sold.

To maximize the value of the Taxter property to the partners of the Taxter Partnership, the Taxter Partnership has entered into an agreement with KLM Royal Dutch Airlines ("KLM"), to purchase KLM's property interest (see Note 2 to the consolidated financial statements). The purchase is expected to close in December 1998, and the Partnership plans to fund its share of the purchase price (approximately $2.74 million) from either its share of the proceeds from the sale of the Taxter property or otherwise.


       DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

During the nine months ended September 30, 1998, all of the Partnership's remaining property interests generated positive cash flow from operations, and it is anticipated that the Taxter property will continue to do so during the period the Partnership continues to own the property interest.

During the nine months ended September 30, 1998, the Partnership contributed approximately $363,000 and $210,000 to the Chesterbrook and Taxter joint ventures, respectively, for its share of capital expenditures and leasing commissions.

During the nine months ended September 30, 1998, distributions to investors (excluding the distribution of sales proceeds) and contributions to joint ventures exceeded cash flow from operations and distributions from joint ventures (excluding the distribution of sales proceeds). This shortfall was funded from cash reserves.

In order to increase cash reserves to fully funds its maximum liability for capital expenditures and leasing commissions at the Taxter property ($86,000), potential final settlements with the buyer of the Chesterbrook property and other Partnership cash requirements, the Partnership did not pay its second and third quarter distribution to investors. Generally, future cash distributions will be paid from proceeds received from the sale of the Taxter property and cash reserves.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for  the three-  and  nine-month  periods ended  September  30,  1998
compared  to  1997  were  primarily  attributable   to   the
following:

Equity in earnings of joint ventures increased during the nine-month period ended September 30, 1998 and decreased during the three-month period then ended as a result of the sale of the Chesterbrook property in April 1998. See Note 2 to the consolidated financial statements.

       DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

During the three- and nine-month periods ended September 30, 1998, the Partnership's equity in the earnings of the Taxter Partnership was approximately $367,000 and $593,000, respectively. During the same periods in 1997, the
Partnership's equity in the earnings of the Taxter partnership was approximately $152,000 and $401,000, respectively. The 1998 increases in income are primarily due to the Partnership's share ($217,000) of a refund of prior years real estate taxes received by the Taxter Partnership in the third quarter of 1998.

There were no other individually significant factors which caused changes in revenues or expenses.

During the third quarter of 1998, the overall vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park, remained at 17%, and the vacancy level in the west Westchester market in which the building is located increased from 9% to 13%. During the nine  months  ended  September 30, 1998,  occupancy  at  the property decreased to 98%. If the Taxter Partnership had owned the KLM leasehold interest at September 30, 1998, occupancy at the property would have been approximately 85%. The Taxter Partnership is discussing leasing the vacant KLM space to several existing tenants at the property. Leases aggregating approximately 11%, 11% and 29% of the property's space (before addition of the KLM space) are scheduled to expire in 1999, 2000 and 2001, respectively.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
       DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       On August 14, 1998, the plaintiff in the Consolidated Action filed a notice of appeal from the order of the Delaware Chancery Court which granted the defendants' motion to dismiss the complaint.

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

                              DEAN WITTER REALTY INCOME
PARTNERSHIP IV, L.P.

                         By:   Dean Witter Realty Fourth
Income Properties Inc.
                              Managing General Partner


Date:   November 13, 1998 By:       /s/E. Davisson  Hardman,
Jr.
                              E. Davisson Hardman, Jr.
                              President


Date:   November  13,  1998     By:          /s/Charles   M.
Charrow
                              Charles M. Charrow
                              Controller
                                (Principal   Financial   and
Accounting Officer)

       DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.


           Quarter Ended September 30, 1998

                    Exhibit Index



Exhibit
  No.                       Description

 27                  Financial Data Schedule






























                          E1