Form 10-K405
period 1998-12-31
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1999-03-30
CIK 819342

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1998

                              OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________ to ________.

                        Commission File Number 0-18147

                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.
                ----------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                           13-3378315
-----------------------                        ---------------------------------
(State of organization)                        (IRS Employer Identification No.)

   2 World Trade Center, New York, NY                       10048
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (212) 392-1054
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the  past 90 days.  Yes     X             No
                                        --------------       -------------


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


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                                    PART I.


ITEM 1.  BUSINESS
------   --------

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

The Partnership issued 304,437 units of limited partnership interest (the "Units") for $152,218,500. The offering has been terminated and no additional Units will be sold. The proceeds from the offering were used to make investments in real property.

One of the partnerships in which the Partnership invested sold its property in 1996 and another sold its property in 1997. The partnership which owns the Chesterbrook Corporate Center sold its property on April 1, 1998. See Notes 4 and 5 to the consolidated financial statements.

As of April 1, 1998, the Partnership's interest in the Taxter property is the Partnership's sole property interest. The partnership which owns the Taxter Corporate Park (the "Taxter Partnership") is currently marketing the property for sale, with the objective of completing a sale in 1999. There can be no assurance that the Taxter property will be sold.

The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is in the Partnership's financial statements in Item 8 below.

The Partnership's real property investment is subject to competition from similar office properties in the market in which it is located. Further information regarding competition and market conditions is set forth in Item 7 below.

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.

ITEM 2.  PROPERTIES
------   ----------

The Partnership's principal offices are located at Two World Trade Center, New York, New York, 10048. The Partnership has no other offices.

As of December 31, 1998, the Partnership owned, through a partnership interest, the following property interest, which is not encumbered by indebtedness. The leases of space in the property provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, the property is adequately covered by insurance.

                               Year       Acquisition   Net Rentable          Type of
                            Completed/        Cost          Area         Ownership of Land
Property and Location       Acquired         ($000)    (000 sq. ft.)     and Improvements
-------------------------------------------------------------------------------------------

Taxter Corporate Park,    1987-1988/1988      $21,002        345       40.6% General
 Westchester, NY                                                       Partnership interest1
 2 Office buildings

________________________


1.    The remaining GP interests are owned by Dean Witter Realty Income
Partnership II, L.P. (14.8%)            and Dean Witter Realty Income
Partnership III, L.P.(44.6%). The total cost of the property was $51.8 million.

The property was built with on-site parking facilities.

On April 1, 1998, DWR Chesterbrook Associates, in which the Partnership had a 41.2% general partnership interest, sold the Chesterbrook Corporate Park. See
Note 5 to the consolidated financial statements.

An affiliate of the Partnership was the property manager for Taxter Corporate Park in 1998 and the co-property manager for five buildings at the Chesterbrook Corporate Center until it was sold.

Further information relating to the Partnership's properties is included below in Item 7 and footnotes 4, 5 and 6 to the consolidated financial statements included in Item 8.


ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

On December 27, 1995, a purported class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associated General Partner), Realty, Dean Witter Reynolds Inc. ("DWR") and others as defendants was filed in Superior Court in California. The complaint alleged fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and sought compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants removed the case to the United Stated District Court for the Southern District of California. Pursuant to an order of the U.S. District Court for the Southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York.

On February 14, 1996, a purported class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co. (now known as Morgan Stanley Dean Witter & Co., "MWD") and DWR as defendants was filed in the Chancery Court of Delaware for New Castle County (the "Delaware Chancery Court"). On February 23, 1996, a purported class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, MWD, DWR and others as defendants was filed in the Delaware Chancery Court. On February 29, 1996, a purported class action lawsuit (the "Segal Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWR, MWD and others as defendants was filed in the Delaware Chancery court. On March 13, 1996, a purported class action lawsuit (the "Young Action") naming the partnership, other unidentified limited partnerships, MWD, DWR and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants removed the Young Action to the United States District Court for the District of Maryland.

Thereafter, the Schectman Action, the Dosky Action and the Segal Action were consolidated in a single action (the "Consolidated Action") in the Delaware Chancery Court. The Young Action and the Grigsby Action were dismissed without prejudice. The plaintiffs in the Young Action and the Grigsby Action joined the consolidated Action. The Grigsby Action remains stayed indefinitely subject to being reopened for good cause.

On October 7, 1996, the plaintiffs in the Consolidated Action filed a First Consolidated and Amended Class Action Complaint naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, MWD, DWR and others as defendants. This complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants filed a motion to dismiss this complaint on December 10, 1996.

On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the Consolidated Action. The plaintiffs filed a notice of appeal from the Chancery Court's order on August 14, 1998. Oral argument on the appeal was heard by the Delaware Supreme Court on January 5, 1999. The Delaware Supreme Court affirmed the Chancery Court's dismissal of the Consolidated Action on January 6, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted during the fourth quarter of the year to a vote of Unit holders.

                            PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
------   -----------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow its limited partners (the "Limited Partners") to transfer their Units if a suitable buyer can be located.

As of February 28, 1999, there were 16,305 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

During the year ended December 31, 1998, the Partnership paid quarterly cash distributions for the fourth quarter of 1997 and the first quarter of 1998 aggregating $2,164,885, with $1,948,397 ($6.40 per Unit) distributed to the Limited Partners and $216,488 to the General Partners. In addition, the Partnership distributed $51,431,587 ($168.94 per Unit) from its share of the net proceeds from the sale of the Chesterbrook Corporate Park. The sales proceeds distribution was paid 100% to Limited Partners.

The Partnership did not pay any regular distribution after the first quarter distribution made in April 1998 and does not anticipate making regular distributions in the future. Future cash distributions will be paid from proceeds received from the sale of the Taxter property and cash reserves.

During the year ended December 31, 1997, the Partnership paid quarterly cash distributions aggregating $6,377,908, with $5,740,052 ($18.85 per Unit) distributed to the Limited Partners and $637,856 to the General Partners. In addition, the Partnership distributed $32,881,031 ($108.01 per Unit) and $14,737,795 ($48.41 per Unit), from its shares of the net proceeds from the sales of the Technology Park and Pasadena Financial Center properties. The sales proceeds distributions were paid 100% to Limited Partners. On August 28, 1997, the Partnership paid a cash distribution from cash reserves aggregating $2,114,145, with $1,902,731 ($6.25 per Unit) distributed to the Limited Partners and $211,414 to the General Partners.

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


ITEM 6.  SELECTED FINANCIAL DATA
------   -----------------------

The following sets forth a summary of selected financial data for the
Partnership:

                                         For the years ended December 31,
                                         --------------------------------

                        1998/1/        1997/2/       1996/3/         1995            1994

Total revenues        $26,768,386   $ 8,574,341  $ 15,185,608  $ (4,999,134)/4/   $11,219,617

Net income            $26,464,164   $ 4,674,724  $  7,977,890  $(15,490,563)/4,5/ $  4,588,878

Net income (loss)
 per Unit of
 Limited partner-
 ship interest        $     86.36   $     14.30  $      24.32  $         (45.79)  $      13.57

Cash distributions
 paid per Unit
 of limited
 partnership
 interest/6/          $    175.34   $    181.52  $      23.75  $          20.00   $      20.00

Total assets of
 December 31          $10,104,468   $37,482,526  $115,446,796  $    115,021,277   $141,476,185
------------------

1. Revenues and net income include the Partnership's share ($24,733,077) of gain on sale of the Chesterbrook property.

2. Revenues and net income include $4.2 million gain on sale of Pasadena Financial Center.

3. Revenues and net income include $3.2 million gain on sale of Tech Park Reston office park.

4. Includes the Partnership's share ($16,027,387) of loss on impairment of the Chesterbrook property.

5. Includes loss on impairment of Pasadena Financial Center ($4,348,954, net of minority interest).

6. Distributions paid to Limited Partners include returns of capital per Unit of limited partnership interest of $96.15, $181.52, $23.75, $20.00,and $15.10 for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Liquidity and Capital Resources
-------------------------------

The Partnership raised $152,218,500 in a public offering of 304,437 units which was terminated in 1988. The Partnership has no plans to raise additional capital.

The Partnership made four investments in partnerships which own or owned interests in properties, on an all-cash basis. The Partnership's acquisition program has been completed. No additional investments are planned.

One of the partnerships in which the Partnership invested sold its property in 1996 and another sold its property in 1997. The partnership which owned the Chesterbrook Corporate Center sold its property on April 1, 1998. On April 30, 1998, the Partnership distributed approximately $51.4 million ($168.94 per Unit), its share of net proceeds from the sale, 100% to Limited Partners. See Notes 4 and 5 to the consolidated financial statements.

The Partnership's share of the 1998 operating cash flow from the Chesterbrook property was approximately $903,000. Partnership cash flow from operations significantly decreased beginning in the second quarter of 1998 as a result of the sale of the Chesterbrook property.

After the sale of the Chesterbrook property, the Partnership's interest in the Taxter property is the Partnership's sole property interest. The partnership which owns the Taxter Corporate Park (the "Taxter Partnership") is currently marketing the property for sale, with the objective of completing a sale in 1999. There can be no assurance that the Taxter property will be sold.

On February 8, 1999, an affiliate of the Managing General Partner, as an accommodation to the Taxter Partnership, purchased the leasehold interest of KLM in approximately 20% of the property's space. See Note 5 to the consolidated financial statements.

During 1998, the overall vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park, increased slightly from 17% to 18%. Also during 1998, the vacancy level in the west Westchester market in which the building is located increased from 11% to 14%. The average occupancy at the property during 1998 was approximately 99%, and at December 31, 1998, the property was 98% occupied and leased to 17 tenants. However, in February 1999, KLM entered into a new lease (pursuant to which it occupies approximately 10% of the property's space through 2001) and vacated approximately 10% of the property's space, and another tenant vacated approximately 7% of the property's space. Also, the ability of Cityscape, which occupies approximately 12% of the property's space, to satisfy its future obligations under its leases (which expire in 2000) is uncertain because Cityscape filed for bankruptcy protection in 1998. Leases aggregating approximately 5% of the property's space expire 1999. The lease of Fuji Photo Film (for approximately 28% of the property's space) expires in 2001. No other tenants occupy more than 10% of the property.

During 1998, the Taxter property generated positive cash flow from operations, and it is anticipated that it will continue to do so during 1999.

During 1998, the Partnership made cash distributions of cash flow from operations and proceeds from sales of properties. See Item 5. The Partnership's distributions to investors (excluding distributions of sales proceeds) and contributions to its joint ventures exceeded cash flow from operations and distributions received from its joint venture. This shortfall was funded from Partnership cash reserves. Generally, future cash distributions will be paid from proceeds received from the sale of the Taxter property and cash reserves.

The Taxter partnership expects to pay for its share of the purchase price of the former KLM leasehold interest from its share of the proceeds from the sale of the Taxter property. As of December 31, 1998 the Partnership had commitments to fund approximately $40,000 for its share of capital expenditures and leasing commissions at the Taxter property. The Partnership, through DWR Chesterbrook Associates, may also be required to fund costs of capital expenditures at the Chesterbrook property, if the aggregate of such costs, when all projects have been completed, exceeds the escrow deposit made when the property was sold.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations
----------

Fluctuations in the Partnership's operating results for the year ended December 31, 1998 compared to 1997 and for 1997 compared to 1996 are primarily attributable to the following:

In 1998, the Partnership's equity in the earnings of the Taxter partnership was approximately $745,000 compared to approximately $509,000 in 1997. The increase was primarily due to the Partnership's share ($217,000) of a refund of prior year real estate taxes received in the third quarter. The remaining 1998 increase resulted from the gain on sale of the Chesterbrook property. No individual factor accounted for a significant portion of the decrease in equity in earnings of joint ventures in 1997 compared to 1996,

Rental income, property operating expenses and depreciation and amortization expenses decreased in 1998 compared to 1997 and 1997 compared to 1996 due to the December 31, 1996 sale of the Technology Park Reston office park and the April 10, 1997 sale of Pasadena Financial Center.

The gains on sales of real estate resulted from the property sales described above.

General and administrative expenses decreased in 1998 compared to 1997 and 1997 compared to 1996 primarily because of sales of properties.


Inflation
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                     INDEX

(a) Financial Statements
                                                                 Page
                                                                 ----

Independent Auditors' Report
Consolidated Balance Sheets at December 31, 1998 and 1997
Consolidated Income Statements for the years ended
  December 31, 1998, 1997 and 1996
Consolidated Statements of Partners' Capital for the years
  ended December 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996
Notes to Consolidated Financial Statements





All schedules have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report



To The Partners of
Dean Witter Realty Income Partnership IV, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Income Partnership IV, L.P. and consolidated partnerships (the "Partnership") as of December 31, 1998 and 1997, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Income Partnership IV, L.P. and consolidated partnerships as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                    /s/Deloitte & Touche LLP
                                    DELOITTE & TOUCHE LLP



New York, New York
March  18, 1999

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          CONSOLIDATED BALANCE SHEETS


                           December 31, 1998 and 1997

                                                                  1998         1997
---------------------------------------------------------------------------------------
                                     ASSETS
                                     ------
Cash and cash equivalents                                     $ 1,531,647   $ 1,868,422

Investments in joint ventures                                   8,552,095    35,449,866

Other assets                                                       20,726       164,238

----------------------------------------------------------------------------------------

                                                              $10,104,468   $37,482,526
=========================================================================================

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

Accounts payable and accrued liabilities                      $   143,877   $   389,627
-----------------------------------------------------------------------------------------

 Partners' capital (deficiency):
  General partners                                             (5,460,525)   (5,417,146)
   Limited partners ($500 per Unit, 304,437 Units issued)      15,421,116    42,510,045
------------------------------------------------------------------------------------------

                                                                9,960,591    37,092,899
------------------------------------------------------------------------------------------

                                                              $10,104,468   $37,482,526
==========================================================================================



          See accompanying notes to consolidated financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                         CONSOLIDATED INCOME STATEMENTS

                  Years ended December 31, 1998, 1997 and 1996

                                       1998         1997         1996
--------------------------------------------------------------------------------

Revenues:
 Equity in earnings of joint
  ventures                          $26,491,104   $2,995,878  $ 3,041,184
 Rental                                       -    1,019,935    8,669,237
 Gains on sales of real estate                -    4,184,529    3,169,132
 Interest and other                     277,282      373,999      306,055
--------------------------------------------------------------------------------

                                     26,768,386    8,574,341   15,185,608
--------------------------------------------------------------------------------

Expenses:
 Property operating                           -      420,334    1,414,012
 Depreciation                                 -            -    2,312,930
 Amortization                                 -        6,279      130,853
 General and administrative             304,222      493,830      596,945
--------------------------------------------------------------------------------

                                        304,222      920,443    4,454,740
--------------------------------------------------------------------------------

Income before minority interests     26,464,164    7,653,898   10,730,868

Minority interests                            -    2,979,174    2,752,978
--------------------------------------------------------------------------------

Net income                          $26,464,164   $4,674,724  $ 7,977,890
--------------------------------------------------------------------------------

Net income allocated to:
 Limited partners                   $26,291,055   $4,354,778  $ 7,404,058

General partners                        173,109      319,946      573,832
--------------------------------------------------------------------------------

                                    $26,464,164   $4,674,724  $ 7,977,890
================================================================================

Net income per Unit of limited
 partnership interest                    $86.36       $14.30       $24.32
================================================================================

          See accompanying notes to consolidated financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                  Years ended December 31, 1998, 1997 and 1996


                                        Limited       General
                                       Partners       Partners        Total
--------------------------------------------------------------------------------

Partners' capital (deficiency) at
 January 1, 1996                     $ 93,241,825   $(4,658,431)  $ 88,583,394

Net income                              7,404,058       573,832      7,977,890

Cash distributions                     (7,229,007)     (803,223)    (8,032,230)
--------------------------------------------------------------------------------

Partners' capital (deficiency) at
 December 31, 1996                     93,416,876    (4,887,822)    88,529,054

Net income                              4,354,778       319,946      4,674,724

Cash distributions                    (55,261,609)     (849,270)   (56,110,879)
--------------------------------------------------------------------------------

Partners' capital (deficiency) at
 December 31, 1997                     42,510,045    (5,417,146)    37,092,899

Net income                             26,291,055       173,109     26,464,164

Cash distributions                    (53,379,984)     (216,488)   (53,596,472)
--------------------------------------------------------------------------------

Partners' capital (deficiency)
 at December 31, 1998                $ 15,421,116   $(5,460,525)  $  9,960,591
================================================================================



          See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.),,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 1998, 1997 and 1996


                                                            1998              1997              1996
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                             $ 26,464,164      $  4,674,724      $  7,977,890
  Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
    Equity in earnings of joint ventures                  (26,491,104)       (2,995,878)       (3,041,184)
    Gains on sales of land and buildings                            -        (4,184,529)       (3,169,132)
    Minority interests in earnings of
      consolidated joint ventures                                   -         2,979,174         2,752,979
    Depreciation                                                    -                 -         2,312,930
    Amortization                                                    -             6,279           130,853
    Decrease (increase) in other assets                       143,512           (45,810)         (274,617)
   (Decrease) increase in accounts payable
      and accrued liabilities                                (245,750)          157,694            60,690
---------------------------------------------------------------------------------------------------------

          Net cash provided by (used in) operating
            activities                                       (129,178)          591,654         6,750,409
---------------------------------------------------------------------------------------------------------

 Cash flows from investing activities:
   Distributions from joint ventures                       53,961,857         4,935,902         4,745,191
   Investments in joint ventures                             (572,982)         (490,712)       (1,277,336)
   Proceeds from sale of real estate                                -        26,372,099        50,943,086
   Additions to buildings and improvements                          -                 -        (1,058,880)
---------------------------------------------------------------------------------------------------------

         Net cash provided by investing activities         53,388,875        30,817,289        53,352,061
---------------------------------------------------------------------------------------------------------

 Cash flows from financing activities:
   Cash distributions                                     (53,596,472)      (56,110,879)       (8,032,230)
   Additional investments by minority interests                     -           263,494           465,907
   Minority interests in distributions from
    consolidated joint ventures                                     -       (29,892,208)       (2,793,284)
---------------------------------------------------------------------------------------------------------

         Net cash used in financing activities            (53,596,472)      (85,739,593)      (10,359,607)
---------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents             (336,775)      (54,330,650)       49,742,863

Cash and cash equivalents at beginning of year              1,868,422        56,199,072         6,456,209
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                 $  1,531,647      $  1,868,422      $ 56,199,072
=========================================================================================================

          See accompanying notes to consolidated financial statements.

1.  The Partnership
    ---------------

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

The Partnership expects to sell its remaining real estate investment in 1999. Pursuant to the Partnership Agreement, the sale of the Partnership's last such investment will cause the dissolution of the Partnership. Thereafter, the Partnership will wind up its affairs, make a final cash distribution, and terminate.

2.  Summary of Significant Accounting Policies
    ------------------------------------------

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

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate (including that held by its investor partnerships) and any related assets. As part of this evaluation, the Partnership assesses, among other things, whether there has been a significant decrease in the market value of any of its properties. If events or circumstances indicate that the net carrying value of a property may not be recoverable, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1998. The cash flows used to evaluate the recoverability of the properties and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

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

The implementation in 1998 of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" did not have any impact on the Partnership's financial statements.

3.    Partnership Agreement
      ---------------------

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

$96.15 of distributions paid in 1998 represented return of capital. All distributions paid to Limited Partners during 1997 and 1996 represented returns of capital, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

4.    Real Estate
      -----------

Pasadena Financial Center
-------------------------

The Partnership owns a 56% general partnership interest in Pasadena Lake Associates ("PLA"); the remaining general partnership interest in PLA was held by LS Lake Associates, an affiliate of the Managing General Partner. PLA owns an 85% general partnership interest in Lake Colorado Associates ("LCA"); the remaining general partnership interest in LCA was held by an affiliate of the original seller of the property.

On April 10, 1997, LCA sold the property to an unaffiliated party for $26,700,000. The sale price was received in cash at closing. The Partnership received approximately $14.7 million of such cash, representing its 56% share of the cash received by PLA, net of closing costs. In accordance with LCA's partnership agreement, all of the income, gain and cash from the property were allocated to PLA. The Partnership's 56% share of the gain on this sale ($2,343,336) was allocated 100% to the Limited Partners in accordance with the Partnership Agreement. The Partnership distributed the net sales proceeds ($48.41 per Unit), 100% to Limited Partners.

Technology Park Reston
----------------------

The Partnership owned a 65% general partnership interest in Technology Park Associates ("TPA"), which owned three office buildings in the Technology Park Reston office park. The remaining general partnership interest was held by an affiliate of the Partnership, Dean Witter Realty Income Partnership III, LP. The partners received cash flow and profits and losses according to their percentage ownership interests.

On December 31, 1996, TPA and an affiliate of the Managing General Partner (the "Related Party"), which owned the fourth building at the property, sold the office park to Sprint Communications Company, L.P., which was the sole tenant at the property, for a negotiated sales price of $76,300,000. $51,483,000 of the sales price was allocated to TPA and $24,817,000 was allocated to the

Related Party, based on the relative square footage of the buildings each owned at the property.

The sale price was received in cash at closing. The Partnership received $32,881,031 of such cash, representing its 65% share of the cash received by TPA, net of closing costs. The Partnership's 65% share of the gain on this sale ($2,059,936) was allocated 100% to the Limited Partners in accordance with the Partnership Agreement. The Partnership distributed the net sales proceeds ($108.01 per Unit), 100% to Limited Partners.

5. Investments in Joint Ventures
   -----------------------------

Chesterbrook Corporate Center, Valley Forge, Pennsylvania

Pursuant to a Purchase and Sale Agreement (the "Agreement"), on April 1, 1998, DWR Chesterbrook Associates ("Associates") sold its sole property, Chesterbrook Corporate Park (the "Property"), to FV Office Partners, L.P. an unaffiliated party. As part of the Agreement, Dean Witter Realty Income Partnership III, L.P. and Dean Witter Realty Income Partnership II, L.P., affiliated public partnerships, also sold certain other properties. The aggregate negotiated sales price of the properties sold was approximately $168 million, of which approximately $126.1 million was allocated in the Agreement to the Property.

Pursuant to the Agreement, escrows were established for the costs of certain building improvements and tenant improvements (the "Improvements"). In addition to payment of the purchase price, at closing, the purchaser deposited into these escrows approximately $3.9 million, of which approximately $2.3 million relates to the Property. Any balance remaining in the portion of the escrows relating to the Property after the Improvements are completed will be delivered to Associates. If the costs of Improvements at the Property exceed the escrow established therefor, the Partnership, through Associates, will be required to fund the excess costs.

The purchase price was received in cash at closing. The Partnership's share of the cash received by Associates, net of closing costs, was approximately $51.4 million; such proceeds were distributed 100% to the Limited Partners ($168.94 per Unit) on April 30, 1998. The Partnership's share of the gain on this sale was approximately $24.7 million; such gain was allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

The Partnership, Dean Witter Realty Income Partnership III, L.P. and an affiliate of the Managing General Partner had acquired 41.2%, 26.7% and 32.1% interests, respectively, in Associates in 1987.



Summarized financial information of DWR Chesterbrook Associates is as follows:

                                                  December 31,
                                                     1997
--------------------------------------------------------------------------------
Land and buildings, net                           $61,345,220
Other                                               2,802,758
--------------------------------------------------------------------------------
Total assets                                      $64,147,978
================================================================================

Liabilities                                       $ 1,964,881
Partners' capital                                  62,183,097
--------------------------------------------------------------------------------
Total liabilities and capital                     $64,147,978
================================================================================

                                                Years ended December 31,
                                            1998         1997          1996
--------------------------------------------------------------------------------

Rental income                        $ 3,619,970  $13,625,596   $13,590,397
Other income                              23,204       47,097        52,854
Gain on sale of land and building     61,917,072            -             -
--------------------------------------------------------------------------------

                                      65,560,246   13,672,693    13,643,251
--------------------------------------------------------------------------------

Property operating expenses            1,117,711    4,418,602     4,681,584
Depreciation and amortization             66,803    3,217,884     3,161,268
--------------------------------------------------------------------------------

                                       1,184,514    7,636,486     7,842,852
--------------------------------------------------------------------------------

Net income                           $64,375,732  $ 6,036,207   $ 5,800,399
================================================================================

Taxter Corporate Park, Westchester County, New York
---------------------------------------------------

The joint venture which owns the Taxter Corporate Park is a general partnership which is owned 40.6% by the Partnership. Dean Witter Realty Income Partnership II, L.P., and Dean Witter Realty Income Partnership III, L.P. own the remaining interests. The partners receive cash flow and profits and losses according to their interests.

In 1987, the joint venture which owns Taxter Corporate Park sold a leasehold interest in approximately 20% of the property's space to KLM. In 1998, KLM accepted a $6.75 million purchase offer for the leasehold interest, which the joint venture had the right to match. The partners of the joint venture believe that inclusion of the KLM space improves the value and salability of the property; however, the joint venturers did not have sufficient cash to fund the purchase. Therefore, an affiliate of the Managing General Partner (the "Affiliate"), as an accommodation, purchased the leasehold interest on February 8, 1999 for $6.75 million and assumed the rights and obligations of KLM thereunder.

On February 4, 1999, the joint venture and KLM entered into a new lease which allows KLM to continue to occupy 50% of the space subject to the leasehold interest. On February 8, 1999, the Affiliate also assumed the rights and obligations of the joint venture under this new lease.

As part of the purchase of the leasehold interest, the joint venture received an option to purchase the leasehold interest and assume the new lease from the Affiliate for a purchase price of $6.75 million plus any tenant improvements, leasing commissions and capital expenditures incurred by the Affiliate in connection with the leasehold interest (collectively, the "Resale Price"). The joint venture also granted the Affiliate an option to require the joint venture to purchase the leasehold interest and assume the new lease for the Resale Price. When the property is sold, the joint venture will be obligated to purchase the leasehold interest and assume the new lease from the Affiliate for the Resale Price.

Summarized financial information of the Taxter joint venture is as follows:

                                             December 31,
                                                1998         1997
--------------------------------------------------------------------------------

Land and buildings, net                      $16,337,983  $17,185,315
Other                                          1,516,564    1,545,107
--------------------------------------------------------------------------------

Total assets                                 $17,854,547  $18,730,422
================================================================================

Liabilities                                  $   640,028  $   281,092
Partners' capital                             17,214,519   18,449,330
--------------------------------------------------------------------------------

Total liabilities and capital                $17,854,547  $18,730,422
================================================================================

                                          Years ended December 31,
                                       1998         1997         1996
--------------------------------------------------------------------------------

Rental income                    $5,684,312  $ 5,568,140  $ 5,741,566
Other income                         68,706      114,082      270,626
--------------------------------------------------------------------------------

                                  5,753,018    5,682,222    6,012,192
--------------------------------------------------------------------------------

Property operating expenses       2,439,845    3,168,784    3,204,334
Depreciation and amortization     1,478,048    1,259,841    1,203,375
--------------------------------------------------------------------------------

                                  3,917,893    4,428,625    4,407,709
--------------------------------------------------------------------------------

Net income                       $1,835,125  $ 1,253,597    1,604,483
================================================================================

Activity in Investments in Joint Ventures is as follows:

                                        1998           1997          1996
--------------------------------------------------------------------------------
Investments at beginning of year    $ 35,449,866   $36,899,178    $37,325,849
Equity in earnings                    26,491,104     2,995,878      3,041,184
Distributions                        (53,961,857)   (4,935,902)    (4,745,191)
Contributions                            572,982       490,712      1,277,336
--------------------------------------------------------------------------------
Investments at end of year          $  8,552,095   $35,449,866    $36,899,178
================================================================================

6. Related Party Transactions
   --------------------------

An affiliate of the Managing General Partner provided property management services for Taxter Corporate Park and Pasadena Financial Center (until Pasadena Financial Center was sold in 1997) and for five buildings at Chesterbrook Corporate Center (until Chesterbrook Corporate Center was sold in April 1998). The Partnership paid the affiliate management fees of approximately $80,000, $125,000 and $161,000 for the years ended December 31, 1998, 1997 and
1996, respectively.  These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. The Partnership incurred approximately $213,000 $276,000 and $400,000 for such services in each of the years ended December 31, 1998, 1997 and 1996. These amounts are included in general and administrative expenses.

As of December 31, 1998, the affiliates were owed approximately $15,000 in total for these services.

7. Litigation
   ----------

Various public partnerships sponsored by Dean Witter Realty Inc. (including the Partnership and its Managing General Partner) were defendants in a class action lawsuit.

On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the lawsuit. On August 14, the Plaintiffs filed a notice of appeal from the court's order. On January 6, 1999, the Delaware Supreme Court affirmed the Chancery Court's dismissal of the complaint.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------     -----------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------

None.

                            PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------    --------------------------------------------------

The Partnership is a limited partnership and has no directors or executive officers.

The directors and executive officers of the Managing General Partner are as follows:

                                  Position with the
Name                                   Managing General Partner
----                           ----------------------------------------

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

William B. Smith, age 55, has been a Managing Director of Morgan Stanley and co-Head of Morgan Stanley Realty Incorporated since July 1997, and a Managing Director of Dean Witter Realty Inc., which he joined in 1982. He is an Executive Vice President of Dean Witter Reynolds Inc.

E. Davisson Hardman, Jr., age 49, has been a Managing Director of Morgan Stanley, Asia, Ltd. since 1997, and a Managing Director of Dean Witter Realty Inc., which he joined in 1982.

Lawrence Volpe, age 51, is a Senior Vice President of Dean Witter Reynolds, Inc. which he joined in 1983. Since June 1998, he has served in an advisory capacity in connection with Dean Witter Realty Inc. and related entities. Prior to June 1998, he was the Controller of Dean Witter Reynolds Inc. and the Managing General Partner, and the Controller and a Director of Dean Witter Realty Inc.

Ronald T. Carman, age 47, is a Director and the Secretary of Dean Witter Realty Inc. He has been an Assistant Secretary of MWD and a Managing Director of Morgan Stanley & Co. Inc. since July 1998. Previously, he was

Senior Vice President and Associate General Counsel of Dean Witter Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.   EXECUTIVE COMPENSATION
-------    ----------------------

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in Item 5 above. The General Partners received cash distributions of $216,488,$849,270, and $803,223 during the years ended December 31, 1998, 1997 and 1996.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 6 to the Consolidated Financial Statements in Item 8 above.

The directors and executive officers of the Managing General Partner received no renumeration from the Partnership.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------    ---------------------------------------------------
           MANAGEMENT
           ----------

(a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

(b) The executive officers and directors of the Managing General Partner own the following Units as of December 31, 1998:

                                                 Amount and
                                                 Nature of
Title of Class  Name of Beneficial Owner     Beneficial Ownership
--------------  ------------------------     --------------------

Limited         All directors and executive           *
Partnership     officers of the Managing
Interests       General Partner, as a group

______________________
*Own, by virtue of ownership of limited partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

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

All of the outstanding shares of common stock of the Managing General Partner are owned by Realty, a Delaware corporation which is a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. The general partner of the Associate General Partner is the Managing General Partner. The limited partner of the Associate General Partner is LSA 87 L.P., a Delaware limited partnership. Realty and certain current and former officers and directors of the Managing General Partner are partners of LSA 87 L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

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

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------   -------------------------------------------------------
          FORM 8-K
          --------

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



    (4)b Amended and Restated Agreement of Limited Partnership dated as of October 22, 1987 set forth in Exhibit A to the Prospectus included in the Registration Statement Number incorporated 33-16054 is herein by reference.

   (10)a Purchase and Sale Agreement between Technology Park Associates, Dean Witter/Technology Park II Associates, L.P., and Sprint Communications Company, L.P., a Delaware Limited Partnership filed as exhibit 2 to the Registrant's Report on Form 8-K on December 31, 1996 is incorporated herein by reference.


   (10)b Purchase and Sale Agreement between Lake Colorado Associates, L.P., and Spieker Properties, L.P., and unaffiliated party filed as exhibit to the Registrant's Report on Form 8-K on April 10, 1997 is incorporated herein by reference.

     (c) Purchase and Sale Agreement, dated as of February 10, 1998 between DWR Chesterbrook Associates, Glenhardie Corporation, Dean Witter Realty Income Partnership II, L.P., Dean Witter Realty Income Partnership III, L.P. and Part Six Associates as seller and FV Office Partners, L.P. as Buyer .

     (d) Assignment and Option Agreement dated February 8, 1999 between Taxter Park Associates and DW Taxter Special Corp.

          (21) Subsidiaries:  Technology Park Associates, a Virginia
                              general partnership.
                              Lake Colorado Associates, a California
                              general partnership.

          (27) Financial Data Schedule

     (d)  (1)  See paragraph (a) (2) above.

          (2) Financial statements of Taxter Park Associates, the joint venture which owns Taxter Corporate Park.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

By:  Dean Witter Realty Fourth Income Properties Inc.
     Managing General Partner

By:  /s/E. Davisson Hardman, Jr.     Date:  March 24, 1999
     -----------------------------
     E. Davisson Hardman, Jr.
     President

By:  /s/Charles M. Charrow           Date: March 24, 1999
     -----------------------------
     Charles M. Charrow
     Controller
     (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY FOURTH INCOME PROPERTIES INC.
Managing General Partner

/s/William B. Smith                              Date: March 24, 1999
----------------------------------
William B. Smith
Chairman of the Board of Directors

/s/E. Davisson Hardman, Jr.                      Date: March 24, 1999
----------------------------------
E. Davisson Hardman, Jr.
Director

/s/Lawrence Volpe                                Date: March 24, 1999
----------------------------------
Lawrence Volpe
Director

/s/Ronald T. Carman                              Date: March 24, 1999
----------------------------------
Ronald T. Carman
Director