Form 10-Q
period 1999-03-31
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1999-05-14
CIK 819342

                          UNITED STATES
                   SECURITIES AND EXCHANGE
                     COMMISSION
Washington, D.C. 20549

                            FORM 10-Q

        [ X ]QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15(d) OF THE
               SECURITIES
                    EXCHANGE ACT OF
1934
               For the period ended
March 31, 1999

                               OR

    [   ]TRANSITION REPORT PURSUANT
TO SECTION 13
OR 15(d) OF
               THE SECURITIES
EXCHANGE ACT OF 1934
    For the transition period from ________
to ________.

          Commission File Number:  0-
18147


     DEAN WITTER REALTY INCOME PARTNERSHIP
IV, L.P.
 (Exact name of registrant as specified in
                     governing instrument)


          Delaware
13-
3378315
        (State    of   organization)
(IRS   Employer
Identification No.)

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

        PART I - FINANCIAL INFORMATION

Item 1.  Financial
Statements
         DEAN WITTER
REALTY INCOME
PARTNERSHIP IV,
L.P.
     BALANCE SHEETS


March 31, December 31,

1999      1998
         ASSETS

Cash and cash
equivalents
$ 1,446,086    $
1,531,647

Investment in joint
venture 8,751,631
8,552,095

Other assets
21,670
20,726


$10,219,387 $10,104,468
     LIABILITIES AND
    PARTNERS' CAPITAL

Accounts payable and
accrued liabilities
$ 124,038    $
143,877

Partners' capital
           (deficiency):
           General
           partners
              (5,447,049
              )
(5,460,525)
   Limited partners
             ($500 per
             Unit,
             304,437
             Units
issued) 15,542,398
15,421,116

10,095,349 9,960,591





$10,219,387 $10,104,468

































  See accompanying notes
              to financial
              statements.

 DEAN WITTER REALTY INCOME
               PARTNERSHIP
               IV, L.P.

     INCOME STATEMENTS

 Three months ended March
                 31, 1999
                 and 1998


1999      1998
Revenues:
 Equity in earnings of
                   joint
                   venture
                   s $
161,375
$1,166,615
 Interest and other
17,228
15,364


178,603 1,181,979

Expenses:
 General and
administrative
43,845
118,127

Net income                                   $
134,758
$1,063,852


Net income allocated to:
    Limited partners                            $
             121,282     $
957,467
 General partners
13,476
106,385

                                             $
134,758 $1,063,852 Net income per Unit of limited


partnership interest $                           0.40
$     3.15




  See accompanying notes
              to financial
              statements.

 DEAN WITTER REALTY INCOME

               PARTNERSHIP

               IV, L.P.

    STATEMENT OF PARTNERS'

   CAPITAL Three months

   ended March 31, 1999


Limited General

Partners Partners
Total
Partners' capital
(deficiency)
          at January 1,
              1999
              $15,421,116
$(5,460,525)
$ 9,960,591
Net income
121,282
13,476
134,758

Partners' capital
(deficiency)
 at March 31, 1999
$15,542,398
$(5,447,049)
$10,095,349










 See accompanying notes
             to financial
             statements.

  DEAN WITTER REALTY

             INCOME

             PARTNERSHIP

             IV, L.P.

             STATEMENTS

             OF CASH

             FLOWS

Three months ended March

           31,

1999 and 1998

1999      1998
Cash flows from operating
activities:
   Net income
$
      134,758    $
1,063,852
 Adjustments to reconcile
             net income
             to net cash
   used in operating
      activities:
       Equity in earni
                     n
                     g
                     s
                     o
                     f
                     j
                     o
                     i
                     n
                     t
                     v
                     e
                     n
                     t
                     u
                     r
                     e
                     s
                     (
                     1
                     6
                     1
                     ,
                     3
                     7
                     5
                     )
(1,166,615)
   Increase in other
        assets
(944)
(6,200)
  Decrease in accounts
               payable and
               accrued
     liabilities
(19,839)
(46,805)

     Net cash used in
             operating
             activities
(47,400)
(155,768)

Cash flows from investing
activities:
 Distributions from joint
         ventures
-
864,415
 Additional investments in
           joint

ventures (38,161)
(402,320)
Net cash (used in)
provided by investing
activities (38,161)
462,095

Cash flows from financing
activities:
 Cash distributions
-
(1,238,044)

Decrease in cash and cash
equivalents (85,561)
(931,717)
Cash and cash equivalents
at beginning of
period 1,531,647
1,868,422
Cash and cash equivalents
at end of

period   $ 1,446,086 $
936,705


 See accompanying notes to
         financial
statements.
 DEAN WITTER REALTY INCOME
                  PARTNERS
                  HIP IV,
L.P.

             Notes to
Financial Statements

1. The Partnership
Dean  Witter  Realty
Income Partnership IV,
L.P. (the "Partnership")
is a limited partnership
organized under
the laws of the State of
Delaware on October 31,
1986.

The  Partnership's
interests in Taxter Park
Associates ("Associates")
and  DWR
Chesterbrook  Associates,
the partnership which
owned an
interest  in
Chesterbrook
Corporate Center
(sold 4/98),
are accounted for
on  the equity
method.
The Partnership's
records are
maintained on the
accrual basis of
accounting for
financial and  tax
reporting purposes.
Net  income per
Unit amounts are
calculated by
dividing net income
allocated to
Limited Partners,
in accordance with
the Partnership
Agreement, by the
weighted average
number of Units
outstanding.
In   the   opinion
of management,  the
accompanying
financial
statements,  which
have  not  been
audited, include
all adjustments,
consisting  only
of  normal
recurring
accruals, necessary
to  present fairly
the results for the
interim period.
These   financial
statements should
be read
in
conjunction  with
the annual
financial
statements  and
notes thereto
included
in the
Partnership's
annual report  on
Form  10-K filed
with  the
Securities  and
Exchange
Commission for the
year  ended
December  31, 1998.
Operating results
of interim periods
may not  be
indicative of the
operating results
for the  entire
year.

2. Investment in
Joint Venture

In  1987,
Associates   sold a
leasehold interest
in approximately
20% of the space at
Taxter Corporate
Park to KLM.  In
1998, KLM accepted
a $6.75 million
purchase offer for
the leasehold
interest,

DEAN WITTER REALTY
      INCOME
                   P
                   A
                   R
                   T
                   N
                   E
                   R
                   S
                   H
                   I
                   P
                   I
                   V
                   ,
                   L
                   .
                   P
                   .

Notes to Financial
    Statements


which  Associates
had the right to
match. The partners
of Associates
believe that
inclusion of the
KLM  space improves
the value and
salability  of  the
property;
however, the
partners did not
have sufficient
cash  to fund the
purchase.
Therefore, an
affiliate  of the
Managing General
Partner (the
"Affiliate"),  as
an accommodation,
purchased  the
leasehold
interest  on
February  8,  1999
for $6.75 million
and  assumed the
rights and
obligations of KLM
thereunder.

On February 4,
1999, Associates
and KLM entered
into  a new lease
which allows KLM to
continue to occupy
50% of the space
subject  to the
lease hold
interest. On
February 8, 1999,
the Affiliate also
assumed the rights
and obligations of
Associates under
this new lease.

As  part  of  the
purchase of the
leasehold
interest,
Associates received
an option to
purchase the
leasehold interest
and  assume the new
lease from the
Affiliate for a
purchase price of
$6.75 million plus
the cost  of any
tenant
improvements,
leasing commissions
and capital
expenditures
incurred  by  the
Affiliate  in
connection  with
leasehold interest
(collectively,  the
"Resale Price").
Associates also
granted the
Affiliate an
option  to  require
Associates to
purchase  the
leasehold interest
and assume the new
lease  for
the Resale  Price.
When the property
is sold,
Associates will  be
obligated to
purchase the
leasehold  interest
and assume the new
lease from the
Affiliate for the
new Resale Price.

DEAN WITTER REALTY
      INCOME
                   P
                   A
                   R
                   T
                   N
                   E
                   R
                   S
                   H
                   I
                   P
                   I
                   V
                   ,
                   L
                   .
                   P
                   .

Notes to Financial
    Statements



Summarized
financial
information of
Associates  is as
follows:
                                    Quarter ended March
31,
                                       1999 1998
Revenues
$1,308,209
$1,409,492

Expenses
910,734
1,077,158

Net income
$
397,475     $
332,334

3. Related Party Transactions

In  1998, an affiliate of the
Managing General  Partner
provided   property
management services
for   Taxter
Corporate  Park and
five buildings at
the Chesterbrook
Corporate  Center
(until the
buildings  were
sold  in April
1998). The
Partnership  paid
the  affiliate
management fees of
approximately
$25,000 in 1998.
This amount  was
recorded as
expenses of the
joint ventures. In
1999, property
management
services for
Taxter Corporate
Park are provided
by an unaffiliated
party.
Another  affiliate
of  the Managing
General  Partner
performs
administrative
functions,
processes  investor
transactions and
prepares  tax
information  for
the Partnership.
For the threemonth
periods ended
March 31, 1999
and   1998,   the
Partnership
incurred
approximately
$24,000 and $71,000
for these
services,
respectively. These
amounts are
included in general
and administrative
expenses.

DEAN WITTER REALTY
      INCOME
                   P
                   A
                   R
                   T
                   N
                   E
                   R
                   S
                   H
                   I
                   P
                   I
                   V
                   ,
                   L
                   .
                   P
                   .

Item 2.
Management's
Discussion and
Analysis of
Financial
Condition and
Results of
Operations

Liquidity and
Capital Resources

The   Partnership
raised $152,218,500
in a   public
offering of 304,437
units which was
terminated in 1988.
The Partnership has
no  plans  to raise
additional capital.

The  Partnership's
interest in the
Taxter property  is
the Partnership's
sole
property
interest.
The partnership
which owns the
Taxter Corporate
Park  (the "Taxter
Partnership")  has
accepted  a bid
from  an
unaffiliated third
party to purchase
the property,  and
the  parties are
currently
negotiating the
terms of  a
purchase and sale
agreement. However,
there can be  no
assurance that the
Taxter property
will be sold.

On  February  8,
1999, an affiliate
of the  Managing
General  Partner,
as an accommodation
to  the  Taxter
Partnership,
purchased the
leasehold interest
of KLM in
approximately 20%
of the property's
space. See Note  2
to the financial
statements.

During  the  three
months ended March
31, 1999,  the
overall   vacancy
levels  in the
office  market   in
Westchester County,
New York and the
west  Westchester
submarket  in which
Taxter Corporate
Park is  located
remained  at
approximately 18%
and 14%,
respectively. Also,
during  the
three months ended
March  31, 1999,
occupancy  at the
property decreased
from 98%  to 83%
primarily because
KLM vacated
approximately 10%
of the property's
space   and
another   tenant
vacated
approximately 7% of
the space.
Subsequent to
quarterend,
Cityscape, which
filed for
bankruptcy
protection in
1998,  vacated
approximately 9%
of  the property's
space. Leases
aggregating
approximately  39%
of the property's
space expire in
2001.

DEAN WITTER REALTY
      INCOME
                   P
                   A
                   R
                   T
                   N
                   E
                   R
                   S
                   H
                   I
                   P
                   I
                   V
                   ,
                   L
                   .
                   P
                   .

During  the  three
months ended March
31, 1999,  the
Taxter  property
generated positive
cash  flow  from
operations  (the
Partnership's
share of which
will  be
distributed  in
the  second
quarter),
and   it
is
anticipated that it will
continue to do so during  the
remainder of  1999.

The Taxter Partnership expects
to pay for its
share  of the
purchase price of
the former KLM
leasehold interest
from its share of
the proceeds from
the sale  of
the Taxter
property.  As of
March 31, 1999, the
Partnership had
commitments to fund
approximately
$134,000 for its
share of tenant
improvements and
leasing commissions
at the Taxter
property.

The  Partnership,
through DWR
Chesterbrook
Associates, may
also  be  required
to fund costs  of
capital
expenditures at the
Chesterbrook
property  pursuant
to commitments made
prior to the sale
of the property,
if the  aggregate
of such costs, when
all  projects  have
been completed,
exceeds the escrow
deposit  made when
the property was
sold in April 1998.

The  Partnership's
cash shortfall from
its 1999  first
quarter activities
was funded with
cash reserves.

The  Partnership
did not pay any
distributions
during the three
months ended March
31, 1999.
Generally, future
cash distributions
will be paid from
proceeds received
from the sale of
the Taxter property
and
cash reserves.

Except  as
discussed  above
and  in  the
consolidated
financial
statements, the
Managing General
Partner  is
not  aware  of any
trends or events,
commitments  or
uncertainties  that
may  have a
material impact  on
liquidity.
Operations
Equity  in
earnings of joint
ventures and
general  and
administrative
expenses decreased
in 1999  compared
to 1998 primarily
due  to the sale of
the Chesterbrook
Corporate Center in
April 1998.

DEAN WITTER REALTY
      INCOME
                   P
                   A
                   R
                   T
                   N
                   E
                   R
                   S
                   H
                   I
                   P
                   I
                   V
                   ,
                   L
                   .
                   P
                   .


There  were  no
other individually
significant factors
which caused
changes in revenues
or expenses.

Inflation

Inflation has been
consistently low
during the  periods
presented in the
financial
statements and, as
a result, has  not
had a significant
effect on the
operations  of the
Partnership or its
properties.

DEAN WITTER REALTY
      INCOME
                   P
                   A
                   R
                   T
                   N
                   E
                   R
                   S
                   H
                   I
                   P
                   I
                   V
                   ,
                   L
                   .
                   P
                   .

PART II - OTHER
INFORMATION

Item 6.   Exhibits
and Reports
       on Form 8-K.
       a) Exhibits.
            An
exhibit index has
been filed as part
of this Report on
Page E1.
                b)   R
                     e
                     p
                     o
                     r
                     t
                     s
                     o
                     n
                     F
                     o
                     r
                     m
                     8-
                     K
                     .
                     N
                     o
                     n
                     e
                     .

DEAN WITTER REALTY
      INCOME
                   P
                   A
                   R
                   T
                   N
                   E
                   R
                   S
                   H
                   I
                   P
                   I
                   V
                   ,
                   L
                   .
                   P
                   .


    SIGNATURES

Pursuant to the
requirements of the
Securities Exchange
Act of 1934, the
Registrant has duly
caused this report
to be signed on its
behalf by the
undersigned
thereunto duly
authorized.
DEAN WITTER REALTY
INCOME PARTNERSHIP
IV, L.P.
                         By: Dean Witter
Realty
Fourth
Income
Properties
Inc.

Managing General
Partner


Date:   May  14,
1999
By:
/s/E.  Davisson
Hardman, Jr.
                              E
                              .
                              D
                              a
                              v
                              i
                              s
                              s
                              o
                              n
                              H
                              a
                              r
                              d
                              m
                              a
                              n
                              ,
                              J
                              r
                              .
                              P
                              r
                              e
                              s
                              i
                              d
                              e
                              n
                              t


Date:   May  14,
1999
By:
/s/Charles   M.
Charrow
                              C
                              h
                              a
                              r
                              l
                              e
                              s
                              M
                              .
                              C
                              h
                              a
                              r
                              r
                              o
                              w
                              C
                              o
                              n
                              t
                              r
                              o
                              l
                              l
                              e
                              r
                              (
                              P
                              r
                              i
                              n
                              c
                              i
                              p
                              a
                              l
Financial and
Accounting Officer)

 DEAN WITTER REALTY
                   I
                   N
                   C
                   O
                   M
                   E
                   P
                   A
                   R
                   T
                   N
                   E
                   R
                   S
                   H
                   I
                   P
                   I
                   V
                   ,
                   L
                   .
                   P
                   .


 Quarter Ended March
      31, 1999

    Exhibit Index


Exhibit
  No.
Description
         27
      Financial
Data
Schedule















                          E1