Form 10-Q
period 1999-06-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1999-08-12
CIK 819342

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended June 30, 1999

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

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                         BALANCE SHEETS
                    June 30,     December 31,
                                                 1999      1998
                             ASSETS

Cash and cash equivalents                    $ 1,564,494    $
1,531,647

Investment in joint venture                    8,593,393
8,552,095

Other assets                                      48,471
20,726

                                             $10,206,358
$10,104,468


                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities     $    73,441    $
143,877

Partners' capital (deficiency):
 General partners                             (5,443,292)
(5,460,525)
 Limited partners ($500 per Unit, 304,437 Units issued)
15,576,209                                    15,421,116

                                              10,132,917
9,960,591

                                             $10,206,358
$10,104,468












         See accompanying notes to financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                        INCOME STATEMENTS

        Three and six months ended June 30, 1999 and 1998
                               Three months ended          Six
months ended
                                            June 30,
June 30,
                                         1999           1998
1999         1998
Revenues:
  Equity in earnings of
joint                    $         $          $         $
    ventures             71,716    24,806,57  233,091   25,973,1
  Interest and other               3                    88
                         15,618               32,846
                                   233,387              248,751


                         87,334    25,039,96  265,937   26,221,9
                                   0                    39

Expenses:
  General and            $         $          $         $
administrative           49,766    72,047     93,611    190,174

Net income               $         $          $         $
                         37,568    24,967,91  172,326   26,031,7
                                   3                    65


Net income allocated to:
  Limited partners       $         $          $         $
  General partners       33,811    24,944,83  155,093   25,902,3
                                   3                    00
                         3,757                17,233
                                   23,080               129,465

                         $         $          $         $
                         37,568    24,967,91  172,326   26,031,7
                                   3                    65


Net income per Unit of
limited                  $         $          $         $
  partnership interest   0.11      81.94      0.51      85.08









         See accompanying notes to financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                 STATEMENT OF PARTNERS' CAPITAL

                 Six months ended June 30, 1999

                                    Limited    General
                                    Partners   Partners
Total
Partners' capital (deficiency)
 at January 1, 1999                $15,421,116
$(5,460,525)                       $ 9,960,591

Net income                             155,093
17,233                                 172,326

Partners' capital (deficiency)
 at June 30, 1999                  $15,576,209
$(5,443,292)                       $10,132,917





























         See accompanying notes to financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                    STATEMENTS OF CASH FLOWS

             Six months ended June 30, 1999 and 1998


                                                 1999      1998
Cash flows from operating activities:
 Net income                                  $   172,326    $
26,031,765
 Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
   Equity in earnings of joint ventures         (233,091)
(25,973,188)
    (Increase) decrease in other assets          (27,745)
16,641
     Decrease in accounts payable and accrued liabilities
(70,436)                                          (69,587)

         Net cash (used in) provided by operating activities
(158,946)                                           5,631

Cash flows from investing activities:
 Distributions from joint ventures               288,798
53,050,666
 Additional investments in joint ventures        (97,005)
(496,986)

      Net cash  provided by investing activities
191,793                                        52,553,680

Cash flows used in financing activities:
 Cash distributions                                -
(53,596,471)

Increase (decrease) in cash and cash equivalents
32,847                                         (1,037,160)

Cash and cash equivalents at beginning of period
1,531,647                                       1,868,422

Cash and cash equivalents at end of period   $ 1,564,494    $
831,262








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

In   the   opinion  of  management,  the   accompanying
financial statements, which have not been audited, include all adjustments, necessary to present fairly the results for the interim period. Except for the gain on the sale of the Chesterbrook property included in equity in earnings of joint ventures in the second quarter of 1998, such adjustments consist only of normal recurring accruals.

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

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

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

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

             Notes to Financial Statements

Summarized  financial information of Associates  is  as
follows:
                    Quarter ended June 30,   Six months
ended June 30,
                       1999       1998
1999          1998
Revenues   $1,509,10  $1,302,87  $2,817,31   $2,712,36
           7          7          6           9
Expenses

           1,332,465  1,079,746  2,243,199   2,156,904

Net        $          $          $           $
income     176,642    223,131    574,117     555,465

3. Related Party Transactions

In  1998, an affiliate of the Managing General  Partner
provided   property  management  services  for   Taxter
Corporate  Park and five buildings at the  Chesterbrook
Corporate  Center  (until the buildings  were  sold  in
April   1998).   The  Partnership  paid  the  affiliate
management fees of approximately $43,000 in 1998.  This
amount  was recorded as expenses of the joint ventures.
In   1999,  property  management  services  for  Taxter
Corporate Park are provided by an unaffiliated party.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. Effective January 1, 1999, the affiliate reduced its fees for these services because of the greatly decreased level of partnership activity. For the six-month periods ended June 30, 1999 and 1998, the Partnership incurred approximately $40,000 and $108,000 for these services, respectively. These amounts are included in general and administrative expenses.

4.    Subsequent Event
In  July  1999, the Partnership received $ 80,000,  its
share of the balance of the escrow deposit returned  to
DWR   Chesterbrook  Associates  by  the  buyer  of  the
Chesterbrook property.

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

Item 2.   Management's Discussion and Analysis of
Financial                     Condition and Results of
Operations

Liquidity and Capital Resources

The   Partnership  raised  $152,218,500  in  a   public
offering of 304,437 units which was terminated in 1988.
The Partnership has no plans to raise additional capital.

The  Partnership's interest in the Taxter  property  is
the   Partnership's   sole  property   interest.    The
partnership  which  owns  the  Taxter  Corporate   Park
property (the "Taxter Partnership") has accepted a bid from an unaffiliated third party to purchase the property, and the parties are currently negotiating the terms of a purchase and sale agreement. However, there can be no assurance that the Taxter property will be sold.

On  February  8,  1999, an affiliate  of  the  Managing
General  Partner,  as an accommodation  to  the  Taxter
Partnership, purchased the leasehold interest of KLM in
approximately 20% of the property's space.  See Note  2
to the financial statements.

Currently,  the overall vacancy levels  in  the  office
market  in  Westchester County, New York and  the  west
Westchester  sub-market in which Taxter Corporate  Park
is located are approximately 18% and 14%, respectively.
Also,  during  the three months ended  June  30,  1999,
occupancy  at the property decreased from  83%  to  76%
primarily  because Cityscape, a tenant which filed  for
bankruptcy protection in 1998, vacated approximately 9%
of    the   property's   space.    Leases   aggregating
approximately 39% of the property's space expire in 2001.

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

During the six months ended June 30, 1999, the Taxter property generated positive cash flow from operations, and it is anticipated that it will continue to do so during the remainder of 1999.

The  Taxter  Partnership expects to buy the former  KLM
leasehold  interest at the time that  the  property  is
sold, using a portion of the proceeds from the sale  of
the   Taxter  property.   As  of  June  30,  1999,  the
Partnership   had  commitments  to  fund  approximately
$137,000 for its share of tenant improvements and leasing commissions at the Taxter property.

During   the   six-months   ended   June   30,    1999,
distributions   received from the Taxter joint  venture
exceeded cash used in operations and contributions to the Taxter joint venture.

The Partnership did not pay any distributions during the six months ended June 30, 1999. Generally, future cash distributions will be paid from proceeds received from the sale of the Taxter property and cash reserves.

Except   as   discussed  above  and  in  the  financial
statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for
the  three- and six-month periods ended June  30,  1999
compared to 1998 are primarily attributable to the following:

Equity in earnings of joint ventures and general and administrative expenses decreased in 1999 compared to 1998 primarily due to the sale of the Chesterbrook
Corporate Center in April 1998.

In 1999, interest and other revenues decreased due to interest earned in 1998 on the proceeds from the sale of the Chesterbrook property before such proceeds were distributed to the Limited Partners.

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.


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

                              DEAN WITTER REALTY INCOME
PARTNERSHIP IV, L.P.

                         By:   Dean Witter Realty
Fourth                             Income Properties
Inc.
                              Managing General Partner


Date:   August  12,  1999    By:        /s/E.  Davisson
Hardman, Jr.
                              E. Davisson Hardman, Jr.
                              President


Date:   August 12, 1999      By:         /s/Charles  M.
Charrow
                              Charles M. Charrow
                              Controller
                               (Principal Financial and
Accounting Officer)

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.


             Quarter Ended June 30, 1999

                    Exhibit Index


Exhibit
  No.                       Description
 27                  Financial Data Schedule























                          E1