Form 10-Q
period 1999-09-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 1999-11-15
CIK 819342

                          UNITED STATES
               SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.C.
                     20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
             For the period ended September 30,
1999

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

           September 30,     December 31,
                                                 1999
1998
                       ASSETS

Cash and cash equivalents                    $
1,823,592    $
1,531,647

Investment in joint venture
8,334,195
8,552,095

Other assets
217,282
20,726


$10,375,069 $10,104,468
          LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities     $
93,913    $
143,877

Partners' capital (deficiency):
 General partners
(5,437,969)
(5,460,525)
 Limited partners ($500 per Unit, 304,437 Units
issued) 15,719,125                                      15,421,116


10,281,156 9,960,591



$10,375,069 $10,104,468













   See accompanying notes to financial statements.

   DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                  INCOME STATEMENTS

 Three and Nine months ended September 30, 1999 and
                        1998
                               Three months ended           Nine
months ended

September 30, September 30,
                                         1999           1998
1999         1998
Revenues:
  Equity in earnings of
joint                    $         $          $         $
    ventures             174,790   366,284
407,881  26,339,4
  Interest and other                                    72
                         20,754    13,218     53,600
                                                        261,969

                         195,544   379,502
461,481  26,601,4
                                                        41
Expenses:
  General and
administrative           47,305    81,280
140,916  271,454

Net income               $         $          $         $
                         148,239   298,222
320,565  26,329,9
                                                        87


Net income allocated to:
  Limited partners       $         $          $         $
  General partners       142,916   268,400
298,009  26,170,7
                                                        00
                         5,323     29,822     22,556
                                                        159,287

                         $         $          $         $
                         148,239   298,222
320,565  26,329,9
                                                        87


Net income per Unit of
limited                  $         $          $         $
  partnership interest   0.47      0.88       0.98      85.96









  See accompanying notes to financial statements.

  DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

          STATEMENT OF PARTNERS' CAPITAL

       Nine months ended September 30, 1999

                                    Limited
General
                                    Partners
Partners
Total
Partners' capital (deficiency)
 at January 1, 1999                $15,421,116
$(5,460,525)                       $ 9,960,591

Net income                             298,009
22,556                                 320,565

Partners' capital (deficiency)
 at September 30, 1999             $15,719,125
$(5,437,969)                       $10,281,156



  See accompanying notes to financial statements.

  DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

             STATEMENTS OF CASH FLOWS

   Nine months ended September 30, 1999 and 1998


1999      1998
Cash flows from operating activities:
   Net income                                  $
                   320,565    $
26,329,987
 Adjustments to reconcile net income to net cash
    used in operating activities:
       Equity in earnings of joint ventures
                     (407,881)
(26,339,472)
        (Increase) decrease in other assets
                     (196,556)
142,810
     Decrease in accounts payable and accrued
liabilities (49,964)
(191,840)

         Net cash used in operating activities
(333,836)                                         (58,515)

Cash flows from investing activities:
       Distributions from joint ventures
                    734,710
53,531,776
   Additional investments in joint ventures
                   (108,929)
(572,982)

      Net cash  provided by investing
activities
625,781
52,958,794

Cash flows used in financing activities:
 Cash distributions
(53,596,472)
Increase (decrease) in cash and cash
equivalents
291,945
(696,193)
Cash and cash equivalents at beginning of
period
1,531,647
1,868,422

Cash and cash equivalents at end of period   $

1,823,592    $ 1,172,229







        See accompanying notes to  financial
     statements.

    DEAN WITTER REALTY INCOME PARTNERSHIP IV,
L.P.
       Notes to Financial Statements

1. The Partnership

Dean  Witter  Realty Income Partnership IV,
L.P.  (the "Partnership") is a limited
partnership organized under the laws of the State of Delaware on October 31, 1986.

The  Partnership's interests in Taxter Park
Associates ("Associates")  and  DWR
Chesterbrook Associates, the partnership which owned an interest in Chesterbrook
Corporate Center (sold April 1998), are accounted for on the equity method.

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

 DEAN WITTER REALTY INCOME PARTNERSHIP IV,
                   L.P.

       Notes to Financial Statements
2. Investments in Joint Ventures
During  the  third  quarter of  1999,  the
Partnership received  $95,000,  its share
of  the  balance  of  the escrow   deposit
(plus  interest)  returned                     to   DWR
Chesterbrook   Associates   by   the
buyer     of the
Chesterbrook  property.  The  joint
venture  did not
include  the  amount of the sale proceeds
deposited  in escrow  in its calculation of
the gain on the  sale  of the  property
allocated to the Partnership  because  of
the  uncertainty of the recoverability  of
the  escrow deposit.   As a result, the
Partnership recognized the amount of the third quarter cash receipt as an increase to its share of the gain on the sale of the property, and recorded such gain, along with $51,000 received in settlement of various property operating matters, as a component of its equity in earnings of joint ventures.

In  1987,  Associates   sold a  leasehold
interest  in approximately 20% of the space
at Taxter Corporate Park to KLM.  In 1998,
KLM accepted a $6.75 million purchase offer
for the leasehold interest,
which  Associates had the right to match.
The partners of  Associates believe that
inclusion of the KLM  space improves  the
value and salability  of  the  property;
however, the partners did not have
sufficient  cash  to fund  the  purchase.
Therefore, an  affiliate  of  the Managing
General  Partner  (the  "Affiliate"),  as
an accommodation,  purchased  the
leasehold  interest  on February  8,  1999
for $6.75 million and assumed the rights and obligations of KLM thereunder.

On February 4, 1999, Associates and KLM
entered into  a new lease which allows KLM
to continue to occupy 50% of the  space
subject  to  the  leasehold  interest.              On
February 8, 1999, the Affiliate also
assumed the rights and obligations of
Associates under this new lease.

 DEAN WITTER REALTY INCOME PARTNERSHIP IV,
                   L.P.

       Notes to Financial Statements

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

Summarized  financial information of
Associates  is  as follows:
                Quarter ended September 30,    Nine
months ended September30,
                   1999            1998
1999            1998
Revenues   $1,473,52  $1,531,34  $4,290,84   $4,243,71
           6          9          2           8
Expenses

           1,402,881  625,090    3,646,080   2,781,994

Net        $          $          $           $1,461,72
income     70,645     906,259    644,762     4


3. Related Party Transactions

An  affiliate of the Managing General
Partner  performs administrative
functions, processes    investor
transactions  and  prepares  tax
information  for  the Partnership.
Effective January 1, 1999, the  affiliate
reduced  its  fees for these services
because  of  the greatly  decreased level
of partnership  activity.  For the  nine-
month periods ended September  30,  1999
and 1998,  the  Partnership incurred
approximately  $56,000 and  $154,000  for
these services, respectively.  These
amounts  are  included  in general  and
administrative expenses.

 DEAN WITTER REALTY INCOME PARTNERSHIP IV,
                   L.P.

       Notes to Financial Statements


In  1998,  another  affiliate of the
Managing  General Partner  provided
property  management  services   for
Taxter  Corporate  Park  and  five
buildings  at         the
Chesterbrook Corporate Center (until the
buildings were sold   in  April  1998).
The  Partnership  paid           the
affiliate  management fees of approximately
$62,000  in 1998.   These  fees were
recorded as  expenses  of  the joint
ventures.  In 1999, property management
services for   Taxter   Corporate  Park
are  provided         by   an
unaffiliated party.

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

Currently, the overall vacancy levels in the office market in Westchester County, New York and the west Westchester sub-market in which Taxter Corporate Park is located are approximately 18% and 14%, respectively. During the three months ended September 30, 1999, occupancy at the property decreased from 76% to 72%.
Leases aggregating approximately 39% of the property's space expire in 2001.

During the nine months ended September 30, 1999, the Taxter property generated positive cash flow from operations, and it is anticipated that it will continue to do so during the period the Partnership continues to own its interest in the property.

 DEAN WITTER REALTY INCOME PARTNERSHIP IV,
                   L.P.

The  Taxter  Partnership expects to buy the
former  KLM leasehold  interest at the time
that  the  property  is sold, using a
portion of the proceeds from the sale  of
the  Taxter  property.  As of September 30,
1999,  the Partnership   had  commitments
to fund approximately $84,000 for its share of tenant improvements and leasing commissions at the Taxter property.

During  the  nine-months  ended  September
30,   1999, distributions   received  from
the  Taxter  Partnership exceeded  cash
used in operations and contributions to the Taxter Partnership.

The  Partnership  did not pay any
distributions  during the  nine  months
ended September 30, 1999.  Generally,
future  cash  distributions will be paid
from  proceeds
received  from  the  sale of the Taxter
property,  the final  Chesterbrook sale
proceeds (see note  2  to  the financial
statements) and cash reserves.
Except   as   discussed  above  and  in
the  financial statements, the Managing
General Partner is  not  aware of  any
trends or events, commitments or
uncertainties that may have a material
impact on liquidity.
Operations
Fluctuations in the Partnership's operating
results for the  three- and nine-month
periods ended September  30, 1999 compared
to 1998 are primarily attributable to the
following:
Equity  in  earnings of joint ventures and
general  and administrative expenses
decreased in 1999  compared  to 1998
primarily  due  to the sale of  the
Chesterbrook Corporate Center in April
1998.
During   the   three-  and  nine-month
periods   ended September  30,  1999, the
Partnership's equity in the earnings of the Taxter Partnership was approximately
$29,000  and  $262,000 respectively.
During the same periods in 1998, the Partnership's equity in the earnings of the Taxter partnership was approximately
$366,000  and $593,000,

 DEAN WITTER REALTY INCOME PARTNERSHIP IV,
                   L.P.

respectively. In the third quarter of 1998,
the  Taxter Partnership  received  a refund
of  prior  years  real estate taxes of
approximately
$530,000   (the  Partnership's  share  of
which                                               was
approximately $217,000).  Also, the
Partnership's share of 1999 bad debt
expense was approximately $100,000 and
$171,000 during the three and nine month periods in 1999, respectively; there were no bad debt expenses for the comparable periods in 1998.

During   the  nine  months  ended
September   30,1999, interest  and other
revenues decreased due to  interest earned
in  1998 on the proceeds from the sale  of
the Chesterbrook   property  before  such
proceeds   were distributed to the Limited
Partners.

There  were  no other individually
significant factors which caused changes in revenues or expenses.

Year 2000 Readiness

Many  of the world's computer systems
(including  those in  non-information
technology equipment  and  systems)
currently record years in a two-digit
format.   If  not addressed,  such
computer systems  may  be  unable  to
properly  interpret dates beyond the year
1999,  which could  lead  to business
disruptions in  the  U.S.  and
internationally (the "Year 2000" issue).
The potential costs  and uncertainties
associated with the Year  2000 issue  may
depend  on a number of  factors,  including
software,  hardware and the nature of the
industry  in which a company operates.
Additionally, companies must coordinate
with  other  entities  with   which   they
electronically  interact.  The  Partnership
and the
Managing  General Partner recognize the
importance  of insuring that its business
operations are not disrupted as  a  result
of the Year 2000 issue and have  taken  a
number  of  steps to insure that Year 2000
issues  are identified and remediated.
The  Managing General Partner has assessed
its internal computer  information systems
and is  taking  steps  to remediate  its
mission-critical systems (at no cost  to
the  Partnership). The Managing General
Partner is also surveying  and
communicating with  vendors  (primarily
property managers and banks) with whom it
has important financial  and operating
relationships,   to  determine the  extent
to which they are vulnerable to  Year  2000
issues, in order either to insure
compliance or develop contingency plans to
mitigate the risk associated  with a non-
compliant vendor.  This process is expected
to be completed during the fourth quarter
of 1999.
In  addition,  the Managing General Partner
and  these vendors  are  currently
evaluating   and    assessing those
mission-critical   computer  systems   in           the
Partnership's  properties not  related  to
information technology.  These systems,
which generally operate  in a     building
include,     without     limitation,
telecommunication, security (such as  card-
access  door lock systems), energy
management  and elevator systems. As  a
result  of the technology used in this
type  of equipment, it is possible that
this equipment  may  not be  repairable
and  accordingly may  require  complete
replacement   by   the   Partnership.
Because                                            this
assessment  is ongoing, the total cost of
bringing  all systems and equipment into
Year 2000 compliance has not been    fully
quantified.    Based   upon   available
information, the General Partner does not believe that these costs will have a material adverse effect on the
Partnership's business, financial condition or results. However, it is possible that there could be adverse consequences to the Partnership as a result of Year 2000 issues that are outside the Partnership's control. The General Partner is evaluating these issues and developing contingency plans where appropriate.

There  are  many risks associated with  the
Year  2000 issue,  including  the
possibility  of  a  failure  of computer
and non-information technology systems.            Such
failures could cause system malfunctions
which may have a  material  adverse effect
on the Partnership  or  its properties.  In
addition, even if the General  Partner
successfully  remediates  its  Year  2000
issues,  the Partnership can be materially
and adversely affected by failures  of
third parties to remediate their own  Year
2000   issues.    The   Partnership
recognizes                                          the
uncertainty of such external dependencies
since it  can not  directly control the
remediation efforts of  third parties.
The failure of third parties with which
the Partnership  has financial or
operational relationships such as
banks,   tenants,   vendors,  property
managers                                            and
utilities,  to  remediate  their  computer
and                                                non-
information technology systems issues in a timely manner could result in a material financial risk to the Partnership.

If  the  above  mentioned risks are not
remedied, the Partnership may experience business interruption or shutdown, financial loss, or regulatory actions.

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

                              DEAN WITTER
REALTY INCOME PARTNERSHIP IV, L.P.
                         By:   Dean Witter
Realty
Fourth                             Income
Properties
Inc.
                              Managing
General Partner


Date:   November 15  , 1999  By:
/s/E.Davisson Hardman, Jr.
                              E. Davisson
                              Hardman, Jr.
                              President


Date:   November 15  , 1999    By:
/s/Charles  M.
Charrow
                              Charles M.
                              Charrow
                              Controller
                               (Principal
Financial and Accounting Officer)

 DEAN WITTER REALTY INCOME PARTNERSHIP IV,
                   L.P.


     Quarter Ended September 30, 1999

               Exhibit Index

Exhibit
  No.
Description
  27                  Financial
          Data Schedule







                          E1