Form 10-K
period 1999-12-31
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 2000-03-29
CIK 819342

                     UNITED STATES
             SECURITIES AND EXCHANGE
                   COMMISSION Washington,
                   D.C.  20549

                  FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December
31, 1999

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

All properties but the Taxter Corporate Park property were sold prior to 1999. The Taxter property is described in Item 2 below.

As  of  April 1, 1998, the Partnership's interest in
the  Taxter property  is  the  Partnership's  sole
property  interest.   The partnership  which  owns
the property (the "Taxter Partnership") has accepted a bid from an unaffiliated third party to purchase the property, and the parties are currently negotiating the terms of a purchase and sale agreement. However, there can be no assurance that the property will be sold.

The  Partnership considers its business to include
one  industry segment,  investment  in  real
property.   Financial  information regarding  the
Partnership is in the Partnership's consolidated financial statements in Item 8 below.

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

ITEM 2.  PROPERTIES

The Partnership's principal offices are located at Two World Trade Center, New York, New York, 10048.
The Partnership has  no other offices.

As  of  December  31,  1999,  the Partnership  owned,
through  a partnership interest, the following
property interest,  which  is
not  encumbered  by indebtedness.  The leases  of
space  in  the property  provide  for  pass-throughs
to  the  tenants  of  their pro-rata share of certain
operating expenses.  In the opinion  of the  Managing
General Partner, the property is adequately covered
by insurance.
                    Year   Acquisition        Net
Rentable
Type of
                 Completed/            Cost
Area Ownership of Land
Property and Location      Acquired   ($000)  (000
sq. ft.) and Improvements

Taxter   Corporate   Park,       1987-1988/1988
$21,002 345         40.6% General
    Westchester,   NY
Partnership interest1
 2 Office buildings
________________________


1.    The  remaining GP interests are owned by Dean
  Witter Realty Income  Partnership II, L.P.  (14.8%)
  and  Dean Witter  Realty Income Partnership III,
  L.P.(44.6%),  affiliated public  partnerships.
  The total cost  of  the  property   was $51.8
  million.

The property was built with on-site parking facilities.

Further information relating to the Partnership's properties is included below in Item 7 and footnotes 4, 5 and 6 to the consolidated financial statements in Item 8.

ITEM 3.  LEGAL PROCEEDINGS

None.

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

As of March 10, 2000, there were 16,100 holders of limited partnership interests.

The  Partnership is a limited partnership and,
accordingly,  does not  pay dividends.  It does,
however, make distributions of cash to   its
partners.  Pursuant  to  the  partnership
agreement, distributable  cash,  as  defined, is paid
90%  to  the  Limited Partners   and    10%  to  the
general  partners  (the   "General
Partners").

During the year ended December 31, 1999, the
Partnership did  not make  any  distributions and
does not anticipate  making  regular distributions in
the future. Generally, future cash distributions and
any  remaining capital expenditures will be paid
from  cash reserves  and from proceeds received from
the sale of the  Taxter Corporate Park property.
During  the  year  ended December 31, 1998, the
Partnership  paid cash distributions aggregating
$2,164,885, with $1,948,397 ($6.40 per  Unit)
distributed to the Limited Partners and  $216,488  to
General  Partners.   In  addition,  the  Partnership
distributed $51,431,587 ($168.94 per Unit) from its
share of the net proceeds from  the  sale  of the
Chesterbrook Corporate Park.   The  sales proceeds
distribution was paid 100% to Limited Partners.
Sale proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of
distributable  cash and  sale  proceeds  in  an
amount sufficient  to  provide  a  9% cumulative
annual   return on the Limited  Partner's  adjusted
capital  contribution.  Thereafter, any remaining
sale  proceeds will  be distributed 85% to the
Limited Partners and 15%  to  the General  Partners
after the Managing General Partner  receives  a
brokerage fee, if earned, of up to 3% of the selling
price of any equity investment.

Taxable   income  generally  will  be  allocated  in
the   same proportions  as  distributions  of
distributable  cash  or  sale proceeds  (except that
the General Partners must be allocated  at least 1%
of taxable income from sales).  In the event there is
no distributable  cash  or  sale proceeds, taxable
income  will  be allocated  90%  to the Limited
Partners and 10%  to  the  General Partners.   Any
tax loss will be allocated 90%  to  the  Limited
Partners and 10% to the General Partners.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of selected
financial data for the Partnership:
                            For the years ended
December 31,
                  19991                19982
19973
19964           1995
Total  revenues        $     549,437     $26,768,386
$
8,574,341   $ 15,185,608       $     (4,999,134)5

Net  income   $    362,727       $26,464,164      $
4,674,724
$   7,977,890            $  (15,490,563)5,6

Net income (loss)
 per Unit of
 limited partner-
  ship  interest    $          1.10       $
86.36      $
14.30       $          24.32   $          (45.79)

Cash distributions
 paid per Unit
 of limited
 partnership
   interest7   $            -               $
175.34     $
181.52      $            23.75       $
20.00

Total assets of
    December    31           $10,432,514
$10,104,468 $37,482,526            $115,446,796
$115,021,277 __________________

1.     Revenues  and  net income include the
  Partnership's share ($81,152) of gain on sale of the Chesterbrook property due to the release of escrows.

2.     Revenues  and  net income include the
  Partnership's share ($24.7 million) of gain on sale of the Chesterbrook property.

3.                   Revenues and net income include
$4.2 million
gain on sale of Pasadena Financial Center.

4.                   Revenues and net income include
$3.2 million
gain on sale of Tech Park Reston office park.

5.                    Includes  the  Partnership's
share  ($16.0
million) of loss on impairment of the Chesterbrook property.
6.              Includes loss on impairment of Pasadena
Financial
Center ($4.3 million,  net of minority interest).

7. Distributions paid to Limited Partners include returns of capital per Unit of limited partnership interest of $96.15, $181.52, $23.75, and $20.00, for the years ended December 31, 1998, 1997, 1996, and 1995, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

The above financial data should be read in conjunction with the consolidated financial statements and the related notes in Item 8.


ITEM  7.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF
FINANCIAL CONDITION
          RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership raised $152,218,500 in a public offering of 304,437 units which was terminated in 1988. The Partnership has no plans to raise additional capital.

The Partnership made four investments in partnerships which own or owned interests in properties, on an all-cash basis. Three of the partnerships sold their properties in 1996, 1997 and 1998. The Partnership's acquisition program has been completed. No additional investments are planned.

As  of  April 1, 1998, the Partnership's interest in
the  Taxter Corporate Park office property is the
Partnership's sole property interest.   The partnership
which owns the property (the "Taxter Partnership") has accepted a bid from an unaffiliated third party to purchase the property, and the parties are currently negotiating the terms of a purchase and sale agreement. However, there can be no assurance that the property will be sold.

On February 8, 1999, an affiliate of the Managing General Partner, as an accommodation to the Taxter Partnership, purchased the leasehold interest of

KLM Royal Dutch Airlines in approximately 20% of the property's space. See Note 5 to the consolidated financial statements.
The Taxter Partnership expects to buy and immediately sell the former KLM leasehold interest at the time the property is sold, using a portion of the proceeds from the sale of the Taxter property.

The office markets in Westchester County, New York and the west Westchester sub-market in which Taxter
Corporate Park is located, are improving as both occupancy levels and rental rates increased during the last three months of 1999. During the year ended December 31, 1999 average occupancy was approximately 82% and at December 31, 1999 the property was 74% occupied as compared to 98% at December 31, 1998. The property is leased to 17 tenants. Subsequent to December 31, 1999, the
Taxter Partnership leased 16% of the property's space to Nextel Communication Inc. (a new tenant who will occupy approximately 14% of the space for five years) and two existing tenants. These tenants will begin to occupy their new spaces during the first and second quarter of 2000.
The  Partnership also extended its lease with Fuji
Photo
Film (for approximately 30% of the property's space) from 2001 to 2003.

As  of December 31, 1999, the Partnership had
commitments to fund approximately $1,334,000 for its
share of tenant improvements and leasing commissions
at the property.  The Taxter Partnership  may incur
material  capital expenditures to lease additional
vacant space.   The amount of such expenditures
cannot be determined at this time. Any unfunded costs at the time the property is sold may be deducted from sale proceeds.

During 1999, the Taxter property generated positive cash flow from operations, and it is anticipated that it will continue to do so during the period that the Partnership continues to own its interest in it.

During 1999, the Partnership did not make any cash distributions. The Partnership's distributions received from the Taxter joint venture exceeded contributions thereto. Generally, future cash distributions will be paid from proceeds received from the sale of the Taxter property and cash reserves.

The Partnership believes that its cash reserves will be adequate for its needs in 2000.

Except as discussed above and in the consolidated financial statements, the Managing
General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the year ended December 31, 1999 compared to 1998 and for 1998 compared to 1997 are primarily attributable to the following:

The  Partnership's equity in earnings of joint
ventures  included gains on the sale of the
Chesterbrook property of $81,000 (due to release  of
escrows)  and  $24.7  million  in  1999  and   1998,
respectively,  and earnings from the property  of
$66,000,  $1.0 million  and $2.5 million,
respectively in 1999, 1998  and  1997.
Equity in earnings also included equity in earnings
of the Taxter partnership  of  approximately
$323,000, $745,000  and  $509,000, respectively  in
1999, 1998 and 1997.  1998 equity  in  earnings
included the Partnership's share ($217,000) of a
refund of  prior year real estate taxes. Equity in
earnings decreased in 1999  due to the Partnership's
share of a  $229,000 bad debt reserve.
The gain on sale of real estate in 1997 and the
absence of rental income,    property   operating
expenses,   depreciation    and amortization expenses
and minority interest after 1997 was due to the April
10, 1997 sale of the Pasadena Financial Center.
Interest income was lower in 1999 than in 1998 and 1997 because the Partnership earned interest on the proceeds from sales of properties in 1998 and 1997
(including one property sold in 1996) until such proceeds were distributed to Limited Partners.
General and administrative expenses decreased in 1999
compared to 1998 and 1998 compared to 1997 primarily because of property sales.
Inflation
Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.
                        INDEX
       (a) Financial Statements
                                                       Page
       Independent Auditors' Report
  Consolidated   Balance  Sheets  at  December  31,  1999
                        and   1998
  Consolidated Income Statements for the years ended
            December 31, 1999, 1998 and 1997
         Consolidated Statements of Partners' Capital
            for the years ended December 31, 1999, 1998
            and 1997
         Consolidated Statements of Cash Flows for the
            years ended December 31, 1999, 1998 and
            1997
         Notes to Consolidated Financial Statements














All schedules have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report


To The Partners of
Dean Witter Realty Income Partnership IV, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Income Partnership IV,
L.P.  and  consolidated partnerships (the
"Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In  our  opinion,  such consolidated financial
statements  present fairly,  in all material respects,
the financial position  of  Dean Witter     Realty
Income  Partnership  IV,  L.P.  and   consolidated
partnerships as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December
31, 1999 in conformity with generally accepted accounting principles.


                                       /s/Deloitte &
                                      Touche LLP
                                      DELOITTE & TOUCHE
                                      LLP
New York, New York
March  20, 2000

         DEAN WITTER REALTY INCOME PARTNERSHIP
IV, L.P.

                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1999 and 1998
                                            1999
1998
                             ASSETS

Cash and cash equivalents                 $
2,225,631
$1,531,647

Investments in joint ventures
8,111,989
8,552,095
Other assets                                  94,894
20,726

$10,432,514 $10,104,468
          LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities  $
109,196
$   143,877

 Partners' capital (deficiency):
   General partners
(5,432,367)
(5,460,525)
   Limited partners
     ($500 per Unit, 304,437 Units issued)
15,755,685 15,421,116


10,323,318
9,960,591


$10,432,514 $10,104,468



  See accompanying notes to consolidated financial

                     statements.




   DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

           CONSOLIDATED INCOME STATEMENTS

    Years ended December 31, 1999, 1998 and 1997
                                       1999
1998      1997
Revenues:
 Equity in earnings of joint
  ventures                         $  470,468
$26,491,104                         $2,995,878
Rental                                           -
                         -
1,019,935
 Gain on sale of real estate            -
-
4,184,529
 Interest and other                    78,969
277,282
373,999


549,437 26,768,386
8,574,341

Expenses:
Property operating                     -
                    -
420,334
Amortization                           -
                    -
6,279
 General and administrative
186,710
304,222
493,830

186,710 304,222
920,443
Income before minority interests
362,727
26,464,164
7,653,898
Minority interests
-          -
2,979,174

Net income                         $
362,727
$26,464,164                        $
4,674,724

Net income allocated to:
 Limited partners                  $
334,569
$26,291,055                        $
4,354,778
General partners
28,158
173,109
319,946

                                   $
362,727 $26,464,164                $
4,674,724

Net income per Unit of limited
 partnership interest              $     1.10
$
86.36 $     14.30


  See accompanying notes to consolidated financial
                     statements.

   DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

    CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

    Years ended December 31, 1999, 1998 and 1997


                                 Limited     General
                                 Partners
Partners      Total
Partners' capital (deficiency) at
 January 1, 1997                $93,416,876
$(4,887,822)
$88,529,054

Net income                        4,354,778
319,946                          4,674,724

Cash distributions
(55,261,609) (849,270)
(56,110,879)

Partners' capital (deficiency)
at
 December 31, 1997               42,510,045
(5,417,146)
37,092,899

Net income                       26,291,055
173,109
26,464,164

Cash distributions
(53,379,984) (216,488)
(53,596,472)

Partners' capital (deficiency)
 at December 31, 1998            15,421,116
(5,460,525)                      9,960,591

Net income                           334,569
28,158
362,727

Partners capital (deficiency)
    at December 31, 1999         $  15,755,685
                   $(5,432,367)
$10,323,318






 See accompanying notes to consolidated financial
                    statements.

  DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

       CONSOLIDATED STATEMENTS OF CASH FLOWS

   Years ended December 31, 1999, 1998 and 1997
                                     1999      1998        1997
Cash flows from operating          $         $          $
activities:                        362,727
26,464,16  4,674,724
  Net income                                 4
  Adjustments to reconcile net
income to
  Net cash (used in) provided by   (470,468
(2,995,878
operating activities:              )         (26,491,1
)   Equity in earnings of joint          -   04)
ventures                                  -
(4,184,529
    Gain on sale of land and             -              )
buildings                                -          -
     Minority interests in                          -
earnings of   (74,168)               2,979,174
       consolidated joint ventures   143,512
6,279
    Amortization
(45,810
    (Increase) decrease in other   (34,681)                )
assets                                       (245,750)
    (Decrease) increase in
accounts payable
157,694
      and accrued liabilities

          Net cash (used in)
provided by operating
            activities             (216,590
(129,178)  591,654
                                   )

 Cash flows from investing
activities:
   Distributions from joint        1,036,91
53,961,85  4,935,902
ventures                           5         7
   Investments in joint ventures
(490,712)
   Proceeds from sale of real      (126,341
(572,982)
estate        )                           -
26,372,099
                                         -

         Net cash provided by
investing activities               910,574   53,388,87
30,817,289
                                             5
 Cash flows from financing
activities:                              -
   Cash distributions                    -   (53,596,4
(56,110,87
   Additional investments by                 72)        9)
minority interests                       -          -
   Minority interests in                     263,494
  distributions from                                -
  consolidated joint ventures
                                                        (
                                                        2
                                                        9
                                                        ,
                                                        8
                                                        9
                                                        2
                                                        ,
                                                        2
                                                        0
                                                        8
                                                        )

         Net cash used in                -
financing activities                         (53,596,4
(85,739,59
                                             72)        3)

Increase (decrease) in cash and
cash equivalents                   693,984   (336,775)
(54,330,65
                                                        0)
Cash and cash equivalents at
beginning of year                  1,531,64  1,868,422
                                   7
56,199,072

Cash and cash equivalents at end   $         $          $
of year                            2,225,63  1,531,647
1,868,422
                                   1

   See accompanying notes to consolidated financial
                      statements.

     DEAN WITTER REALTY INCOME PARTNERSHIP IV, LP

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

The  Partnership expects its joint venture to sell its
investment in  Taxter  Corporate Park in 2000.
Pursuant to the  Partnership Agreement,  the  sale of
the Partnership's last  investment  will cause  the
dissolution  of  the  Partnership.   Thereafter,  the
Partnership  will  wind  up  its  affairs,  make  a
final   cash distribution, and terminate.

2.  Summary of Significant Accounting Policies

The consolidated financial statements include the
accounts of the Partnership and its majority-
controlled subsidiaries,  Technology
Park  Associate (sold in 1996) and Lake Colorado
Associates,  the former owner of Pasadena Financial
Center (sold in 1997).
The  Partnership's 40.6% general partnership interest
in  Taxter Corporate  Park  and 41.2% general
partnership  interest  in  the partnership  which
owned  interests  in  Chesterbrook  Corporate Center
until  its sale in April 1998 are accounted  for  on
the equity method.
The Partnership's records are maintained on the
accrual basis  of accounting  for  financial
reporting  and  tax  purposes. The
preparation of financial statements in conformity
with  generally accepted  accounting  principles
requires  management  to   make estimates  and
assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, LP

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Because the determination of fair value is based upon
projections of  future  economic  events  such as
property  occupancy  rates, rental  rates, operating
cost inflation and market capitalization rates  which
are  inherently subjective, the amounts  ultimately
realized  at  disposition  may differ  materially
from  the  net carrying value as of December 31,
1999.  The cash flows  used  to evaluate  the
recoverability of the properties and to  determine
fair  value  are  based on good faith estimates  and
assumptions developed  by the Managing General
Partner. Unanticipated  events and   circumstances
may  occur  and  some  assumptions  may  not
materialize;  therefore,  actual  results  may  vary
from      the
estimates and the variances may be material.  The
Partnership may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, LP

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The  accounting  policies used for tax reporting
purposes  differ from   those  used  for  financial
reporting  as  follows:(a)
depreciation is calculated using accelerated methods;
(b)  rental income is recognized based on the payment
terms in the applicable leases; and (c) writedowns
for impairment of real estate are  not deductible.
In addition, offering costs are treated differently
for  tax and financial reporting purposes.  The tax
basis of  the Partnership's assets and liabilities is
approximately $25 million higher   than  the  amounts
reported  for  financial   statement purposes.

3.  Partnership Agreement

The  Partnership Agreement provides that
distributable  cash,  as defined, will be paid 90% to
the Limited Partners and 10% to  the General
Partners.  Sale   proceeds will be distributed,  to
the extent available, first, to each Limited Partner, until there has been a return of the Limited
Partner's capital contribution plus cumulative distributions of distributable cash and sale in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale proceeds will be distributed 85% to the Limited
Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment.

Taxable income generally is allocated in the same proportions as distributions of distributable cash or sale proceeds (except that the General Partners must be allocated at least 1% of taxable income from sales). In the event there is
    DEAN WITTER REALTY INCOME PARTNERSHIP IV, LP

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

no distributable cash or sale proceeds, taxable income is allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss is allocated 90% to the Limited Partners and 10% to the General Partners.

There  were  no  distributions  in  1999.   $96.15
per  Unit  of distributions  in  1998   and  all
distributions   during   1997 represented returns of
capital, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

4.  Real Estate Sold
Pasadena Financial Center
On  April  10,  1997,  the Partnership which owned
the  Pasadena Financial  Center  property,  in which
the  Partnership  had  an indirect interest, sold the
property to an unaffiliated party for $26.7  million.
The sale price was received in cash at  closing. The
Partnership  received approximately $14.7  million
of  such cash,  representing its 56% share of the
proceeds, net of closing costs.  The Partnership's
$2.3 million share of the gain  on  the sale  (after
minority interest) was allocated 100% to the Limited
Partners.   The  Partnership distributed the net
sales  proceeds ($48.41 per Unit), 100% to Limited
Partners in 1997.
5. Investments in Joint Ventures
Taxter Corporate Park, Westchester County, New York
The  joint  venture  which owns the Taxter  Corporate
Park (the "Taxter Partnership") is a general partnership which is owned 40.6% by the Partnership. Dean Witter Realty Income Partnership
II,  L.P.,  and Dean Witter Realty Income Partnership
III, L.P., affiliated public partnerships, own the remaining interests. The partners receive cash flow and profits and losses according to their interests.

In  1987,  the  Taxter Partnership sold a leasehold
interest  in approximately 20% of the property's
space to KLM.  In  1998,  KLM accepted  a  $6.75
million purchase offer for the leasehold interest, which the Taxter Partnership had the right to

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, LP

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

match.   The  partners  of  the Taxter Partnership
believe  that inclusion  of the KLM space improves
the  value  and  salability of the  property;
however, the partners did not have sufficient
cash  to  fund  the  purchase.  Therefore, an
affiliate  of  the Managing  General Partner (the
"Affiliate"), as an accommodation, purchased  the
leasehold interest on February 8, 1999  for  $6.75
million and assumed the rights and obligations of KLM
thereunder.

On February 4, 1999, the Taxter Partnership and KLM entered into a new lease (the "Lease") which allows
KLM to continue to occupy 50% of the space subject to the leasehold interest. On February 8, 1999, the Affiliate also assumed the rights and obligations of the Taxter Partnership under the Lease.

As part of the purchase of the leasehold interest, the Taxter Partnership received an option to purchase the leasehold interest and assume the Lease from the Affiliate for a purchase price of $6.75 million plus any tenant improvements, leasing commissions and capital expenditures incurred by the Affiliate in connection with the leasehold interest
(collectively, the "Resale Price"). The  Taxter
Partnership also granted the Affiliate an option to require the Taxter Partnership to purchase the leasehold interest and assume the Lease for the Resale Price. When the property is sold, the Taxter Partnership will be obligated to purchase the leasehold interest and assume the Lease from the Affiliate for the Resale Price.

Summarized financial information of the Taxter joint venture is as follows:

December 31,
                                            1999      1998
Land     and     buildings,    net
$15,238,168
$16,337,983
Other                                                   1,291,984
1,516,564

Total        assets
$16,530,152
$17,854,547

Liabilities                                $
399,638       $
640,028
Partners'        capital
16,130,514
17,214,519

Total    liabilities  and  partners'    capital
$16,530,152
$17,854,547

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, LP

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       Years
                                  endedDecember 31,
                                  1999      1998      1997

Rental   income                $  5,269,027
$5,684,312
$ 5,568,140
Other   income                       39,476
68,706
114,082

                                  5,308,503
5,753,018
5,682,222

Property   operating  expenses
           3,144,567                 2,439,845
3,168,784
Depreciation  and  amortization
          1,368,026                  1,478,048
1,259,841

                                  4,512,593
3,917,893
4,428,625

Net  income                     $    795,910
$1,835,125     $
1,253,597

Chesterbrook Corporate Center, Valley Forge,
Pennsylvania

On  April  1, 1998, the partnership which owned  the
Chesterbrook Corporate  Park  (the  "Property")  sold
the  Property   to   an unaffiliated party.  As part
of the Agreement, Dean Witter Realty Income
Partnership  III,  L.P. and  Dean  Witter  Realty
Income Partnership  II,  L.P.,  affiliated  public
partnerships,   sold certain  other properties.  The
aggregate negotiated sales  price of  the properties
sold was approximately $168 million, of  which
approximately  $126.1 million was allocated in the
Agreement  to the Property. The purchase price was
received in cash at closing. The  Partnership's
share of the cash received,  net  of  closing costs,
was  approximately  $51.4  million;  such  proceeds
were distributed  100% to the Limited Partners
($168.94 per  Unit)  on April 30, 1998.  The
Partnership's share of the gain on this sale was
approximately $24.7 million;  such gain was allocated
100% to the   Limited   Partners  in  accordance
with  the Partnership
Agreement.

Pursuant to the sale agreement, escrows were established for the costs of certain building improvements and tenant improvements. In addition to payment of the purchase price, at closing, the purchaser deposited approximately $2.3 million which related to the Property. The escrowed sale proceeds were not included in the calculation of the gain on the sale of the property because of the uncertainty of their realization. During 1999, the joint venture which owned the property received approximately $232,000 from the escrow (including
$35,000 of interest earned thereon), and approximately $125,000 in settlement

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, LP

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of  prior  year pass-through income.  The
Partnership's share  of these amounts, approximately
$147,000, was recorded in equity in earnings of joint venture.

The  Partnership, Dean Witter Realty Income
Partnership III, L.P. and an affiliate of the Managing General Partner owned 41.2%, 26.7% and
32.1% interests, in the Partnership which owned the property.

Summarized  results  of  operations  of  the
Chesterbrook  joint venture are as follows:
[CAPTION]
                                        Years ended
                                  December 31, 1999
                                  1998       1997
Rental  income                  $   125,413
$  3,619,970
$13,625,596
Other   income                        35,211
23,204
47,097
Gain   on   sale   of   land   and   building
196,971 61,917,072                      -
                                    357,595
65,560,246 13,672,693
Property     operating    expenses            -
1,117,711
4,418,602
Depreciation    and    amortization           -
66,803
3,217,884

                                         -
1,184,514 7,636,486

Net  income                     $    357,595
$64,375,732
$ 6,036,207

The accounting policies of both the above joint ventures are consistent with those of the Partnership.

Activity in Investments in Joint Ventures is as follows:

                                 1999       1998
1997
Investments    at    beginning    of    year
$8,552,095
$35,449,866                   $36,899,178
Equity  in  earnings                470,468
26,491,104
2,995,878
Distributions                  (1,036,915)
(53,961,857) (4,935,902)
Contributions                      126,341
572,982
490,712

Investments  at  end of year    $8,111,989
$  8,552,095 $35,449,866

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, LP

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. Related Party Transactions

An  affiliate  of the Managing General Partner
provided  property management  services for Taxter
Corporate Park  through  December 31,  1998,  for
Pasadena Financial Center until it  was  sold  in
1997,  and  for  five buildings at Chesterbrook
Corporate  Center until  it  was  sold in April 1998.
The Partnership   paid   the affiliate   management
fees   of   approximately  $80,000   and $125,000
for  the  years  ended  December  31,  1998  and
1997, respectively.   These amounts are included in
property  operating expenses.

Another  affiliate  of  the  Managing  General
Partner  performs administrative  functions,
processes investor  transactions  and prepares  tax
information for the Partnership.  The  Partnership
incurred  approximately $72,000, $213,000 and
$276,000  for  such services  in  the years ended
December 31, 1999, 1998  and  1997. These   amounts
are included in general and administrative expenses.

As of December 31, 1999, the affiliates were owed approximately $15,000 in total for these services.

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

The directors and executive officers of the Managing General Partner are as follows:

                                 Position with the
Name                           Managing General
Partner

William B. Smith       Chairman of the Board of
Directors
E. Davisson Hardman, Jr. President and Director
Ronald T. Carman       Secretary and Director
Lewis A. Raibley, III  Director

All of the directors have been elected to serve until the next annual meeting of the shareholders of the Managing General Partner or until their successors are elected and qualify.
Each of the executive officers has been elected to serve until his successor is elected and qualifies.

William B. Smith, age 56, has been a Managing
Director of  Morgan
Stanley  & Co. Incorporated and Co-Head of Morgan
Stanley Realty Incorporated since the merger of Morgan Stanley and Dean Witter Discover & Co. in
1997. Prior to the merger, Mr. Smith was an Executive Vice President of Dean Witter
Reynolds  Inc.  and Director of its Investment
Banking department since January 1987. Mr. Smith joined Dean Witter in 1982 as Co-Director of Dean
Witter Realty Inc.
E. Davisson Hardman, Jr., age 50, has been a Managing
Director of Morgan Stanley, Asia, Ltd. since 1997, and a Managing Director of Dean Witter Realty Inc., which he joined in 1982.

Ronald T. Carman, age 48, is a Director and the Secretary of Dean Witter Realty Inc. He has been an
Assistant Secretary of Morgan Stanley  Deann  Witter
& Co ("MWD") and a Managing  Director  of Morgan
Stanley & Co. Inc, since July 1998. Previously, he was a Senior Vice President and Associate General
Counsel of Dean Witter Reynolds Inc., which he joined in 1984.

Lewis  A.  Raibley,  III, age 38 is a Senior Vice
President  and Controller in the Individual Asset
Management Group of MWD.  From July 1997 to May 1998,
Mr. Raibley was Senior Vice President and Director in the Internal Reporting Department of MWD; from 1992 to 1997, he served as Senior Vice President and Director in the Financial Reporting and Policy
Division of MWD. He has been with MWD and its affiliates since 1986.

There is no family relationship among any of the foregoing persons.

ITEM 11.               EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in
Item 5 above. There were no distributions in 1999. The General Partners received cash distributions of $216,488 and $849,270 during the years ended December 31, 1998 and 1997.

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

(b) The executive officers and directors of the Managing General Partner own the following Units as of December 31, 1999:
                                             Amo
                                             unt
                                             and
                                             Nat
                                             ure
                                             of
Title of ClassName of Beneficial Owner
Beneficial Ownership

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report:

    1.    Financial Statements (see Index to
Financial Statements
filed               as part of Item 8 of this Annual
Report).

    2. Financial Statement Schedules (see Index to Financial
Statements filed as part of Item 8 of this Annual
Report).

   3.   Exhibits

     (3)a   Certificate of Limited Partnership
included  in  the
Registration                Statement    Number    33-
16054  is
incorporated by reference.

     (3)b   Amended and Restated Agreement of Limited
Partnership dated as         of October 22, 1987 set
forth in Exhibit
A   to   the  Prospectus                      included
in the
Registration       Statement       Number       33-
16054  is
incorporated herein by reference.

    (4)a  Certificate  of  Limited Partnership
included  in  the Registration Statement    Number
33-16054      is
incorporated by reference.

    (4)b  Amended  and Restated Agreement of Limited
Partnership dated as of October 22, 1987 set forth in
Exhibit
A   to   the  Prospectus                      included
in the
Registration       Statement       Number       33-
16054  is
incorporated herein by reference.

    (10)a   Purchase  and Sale Agreement between
Technology  Park Associates,Dean   Witter/Technology
Park  II
Associates,   L.P.,  and  Sprint
Communications
Company,     L.P.,     a     Delaware     Limited
Partnership
filed as exhibit 2 to the Registrant's Report on Form 8-K on
December 31, 1996 is incorporated herein by reference.

        b   Purchase  and  Sale Agreement between
Lake  Colorado Associates, LP, and Spieker Properties,
L.P.,
and  unaffiliated party                  filed as
exhibit to  the
Registrant's Report on Form 8-K on
April  10, 1997 is incorporated herein by reference.

 (c)             Purchase and Sale Agreement, dated as
                      of February
      10, 1998 between DWR
          Chesterbrook  Associates, Glenhardie
      Corporation,  Dean Witter  Realty  Income
      Partnership II,  L.P.,  Dean  Witter Realty
      Income  Partnership  III,  L.P.   and  Part six
      Associates  as  seller  and  FV Office
      Partners, L.P. as Buyer, filed as exhibit 2 to the Registrant's Report on Form 8-K on April 1, 1998 is incorporated herein by reference.

(d)            Assignment and Option Agreement dated
February  8,
       1999  between Taxter Park Associates and DW
       Taxter Special Corp, filed as exhibit 10(d) to the Registrant's Report on Form 10-K for the year end December 31, 1998 is incorporated herein by reference.

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

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

By:  Dean Witter Realty Fourth Income Properties Inc.
     Managing General Partner
By:  _____________________________         Date:
     March 29, 2000 E. Davisson Hardman, Jr.
     President

By:  _____________________________Date: March 29,
2000
     Charles M. Charrow
     Controller
     (Principal Financial and Accounting Officer)

Pursuant  to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY FOURTH INCOME PROPERTIES INC.
Managing General Partner

__________________________________      Date: March
29, 2000 William B. Smith
Chairman of the Board of Directors

__________________________________      Date: March
29, 2000
E. Davisson Hardman, Jr.
Director

__________________________________        Date: March
29, 2000 Ronald T. Carman
Director

__________________________________
Date: March  29, 2000
Lewis A. Raibley, III
Director

Independent Auditors' Report



To The Partners of
Taxter Park Associates


We  have  audited  the  accompanying  balance  sheets
of  Taxter Park Associates
(the  "Partnership")  as  of December  31,  1999  and
1998,  and the   related  statements  of  income,
partners'  capital,and
cash  flows  for  each  of the three years in  the
period  ended December   31,   1999.   These
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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Taxter Park Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December
31, 1999 in conformity with generally accepted accounting principles.

                             /s/Deloitte   &   Touche
LLP
                                       DELOITTE &
TOUCHE LLP



New York, New York
March  20, 2000

                     TAXTER PARK

                         ASSOCIAT

                         ES

                         BALANCE

                         SHEETS

                   December 31,

1999 and 1998

                                           1999 1998

                       ASSETS

Cash   and   cash  equivalents                $
450,933      $
35,847

Real estate, at cost:
        Land                                1,798,825
1,798,825
     Buildings  and   improvements         26,982,320
27,558,482
                                           28,781,145
29,357,307
       Accumulated depreciation            13,542,977
13,019,324
                                           15,238,168
16,337,983

Deferred     leasing    commissions, net      238,115
193,292

Other        assets                           602,936
1,287,425


$16,530,152 $17,854,547

          LIABILITIES AND PARTNERS' CAPITAL

Accounts  payable  and accrued liabilities
$    399,638 $   640,028

Partners'        capital                   16,130,514
17,214,519
                                   $16,530,152

$17,854,547







     See accompanying notes to financial statements.

               TAXTER PARK ASSOCIATES

                  INCOME STATEMENTS

    Years ended December 31, 1999, 1998 and 1997


                                  1999     1998       1997
Revenues:
   Rental                $  5,269,027 $5,684,312
$5,568,140
  Interest  and  other    39,476       68,706
114,082

                        5,308,503   5,753,018
5,682,222

Expenses:
   Property  operating   3,144,567   2,439,845
3,168,784
   Depreciation         1,238,389   1,311,491
1,093,264
   Amortization           129,637     166,557
166,577

                        4,512,593   3,917,893
4,428,625

Net   income          $    795,910  $1,835,125
$1,253,597











     See accompanying notes to financial statements.

               TAXTER PARK ASSOCIATES

           STATEMENTS OF PARTNERS' CAPITAL
    Years ended December 31, 1999, 1998, and 1997


Partners'       capital      at       January
1,       1997
$19,254,076

Net income
1,253,597

Capital contributions
652,219

Cash distributions
(2,710,562)


Partners'      capital      at      December
31,       1997
18,449,330

Net income
1,835,125

Capital contributions
517,939

Cash distributions
(3,587,875)


Partners'      capital      at      December
31,       1998
17,214,519

Net income

795,910

Capital contributions

311,184

Cash distributions

(2,191,099)

Partner's      capital      at      December
31,       1999
$16,130,514


   See accompanying notes to financial statements.

               TAXTER PARK ASSOCIATES

              STATEMENTS OF CASH FLOWS

    Years ended December 31, 1999, 1998, and 1997

                                       1999      1998
1997
Cash flows from operating activities:
   Net   income                         $     795,910
$
1,835,125                                    $
1,253,597
Adjustments to reconcile net income
  to net cash provided by operating activities:
             Depreciation
1,238,389
1,311,491                            1,093,264
             Amortization 129,637
166,557             166,577
Decrease      (increase) other assets  684,489
(91,865)                               212,801
   (Decrease) increase accounts payable
           and      accrued     liabilities
(240,390)
358,936                                  7,852

      Net cash provided by operating
                 activities
2,608,035 3,580,244
2,734,091

Cash flows from investing activities:
     Additions     to    real    estate
(313,034)
(517,938)                             (652,218)

Cash flows from financing activities:
        Capital       contributions 311,184
517,939                                652,219
       Cash       distributions
(2,191,099)
(3,587,875)                         (2,710,562)

        Net  cash  used  in  financing  activities
(1,879,915) (3,069,936)
(2,058,343)

Increase    (decrease)    in   cash    and    cash
equivalents
415,086            (7,630)
23,530

Cash    and    cash    equivalents   at   beginning
of    year
35,847              43,477
19,947

Cash  and  cash equivalents at end of year     $

450,933     $ 35,847 $ 43,477







   See accompanying notes to financial statements.

               TAXTER PARK ASSOCIATES

            NOTES TO FINANCIAL STATEMENTS

1.  Organization

Taxter   Park  Associates  the  ("Partnership")  was
formed   in
1986  under  the  laws  of  the State of  New  York,
to  acquire interests in the   Taxter  Corporate
Park   in   Westchester
County,   New  York.   The  buildings  consist  of
344,741   net
rentable  square  feet.   The  property  is  not
encumbered   by debt.

The   general  partners  of  the  Partnership  are
Dean   Witter
Realty   Income  Partnership  II,  L.P.  (14.8%),
Dean   Witter
Realty  Income  Partnership III, L.P.  (44.6%)  and
Dean  Witter
Realty Income Partnership IV, L.P. (40.6%).

The   Partnership  Agreement  provides  that   all
cash   flow,
profits,   losses  and  credits  of  the  Partnership
shall   be
allocated  in  proportion  to  the  Partners'
original capital
contributions.
The joint venture expects to sell the property in
2000.
2.  Summary of Significant Accounting Policies
The   Partnership's  records  are  maintained  on
the      accrual
basis   of   accounting   for   financial   reporting
and     tax
purposes.    The   preparation   of   financial
statements           in
conformity   with   generally  accepted   accounting
principles
requires  management  to  make  estimates  and
assumptions  that affect  the  reported  amounts  of
assets  and  liabilities  and disclosure  of
contingent assets and  liabilities  at  the  date of
the  financial  statements  and  the  reported
amounts      of
revenues  and  expenses  during  the  reporting
period.   Actual results could differ from those
estimates.

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

Because   the   determination  of  fair  value  is
based upon
projections   of   future  economic  events  such
as        property
occupancy  rates,  rental  rates, operating  cost
inflation  and market  capitalization  rates which
are  inherently  subjective, the         amounts
ultimately  realized  at  disposition  may  differ
materially  from  the  net  carrying value  as  of
December  31, 1999.  The  cash  flows  used to
evaluate the  recoverability              of
the  assets  and  to  determine fair  value  are
based   on  good
faith   estimates  and  assumptions  developed  by
the     Managing
General  Partner.   Unanticipated events  and
circumstances  may occur   and  some  assumptions
may  not  materialize;  therefore actual  results
may vary from the estimates  and  the  variances
may   be   material.   The  Partnership  may  provide
additional
write-downs,  which  could be material, in
subsequent  years    if
real estate markets or local economic conditions change.

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

The   accounting   policies  used  for  tax
reporting   purposes differ  from  those  used  for
financial  reporting  as  follows: (a)   depreciation
is  calculated  using  accelerated   methods; (b)
rental  income  is  recognized based on  the  payment
terms in  the  applicable leases; (c) payments made
by  the  seller  of the  property  in  prior  years
under a  rental  income  guaranty were  accounted
for  as rental income; and  (d)  writedowns  for
impairment  of  real estate are not deductible.   The
tax basis of the Partnership's assets and liabilities is approximately $20 million higher than the amount reported for financial statement purposes.

3.  Lease Commitments

Minimum  future  rental  income  under
noncancellable operating leases as of December 31, 1999 is as follows:

          Year ending December 31:
           2000                  4,427,923
           2001                  2,876,074
           2002                  1,983,000
           2003                    401,676
           2004                    540,852
           Thereafter            1,086,577

           Total               $11,316,102

The Partnership has determined that all leases relating to the property are operating leases.
The terms range from two to ten years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

4.  Related Party Transactions

An  affiliate  of  the partners co-managed the
buildings  at  the property  until  December  31,
1998.  The  Partnership  paid  the affiliate
management   fees  of  approximately   $175,700 and
$179,000 in 1998 and 1997, respectively, for such services.