Form 10-Q
period 2000-03-31
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 2000-05-12
CIK 819342

                          UNITED STATES
               SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.C.
                     20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
               For the period ended March 31,
2000

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

                   BALANCE SHEETS
                                               March
31,
December 31,
                                                 2000
1999
                       ASSETS

Cash and cash equivalents                    $
1,909,377    $
2,225,631

Investment in joint venture
8,567,492
8,111,989

Other assets
95,966
94,894


$10,572,835 $10,432,514
          LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities     $
127,159    $
109,196

Partners' capital (deficiency):
 General partners
(5,420,131)
(5,432,367)
 Limited partners ($500 per Unit, 304,437 Units
issued) 15,865,807
15,755,685


10,445,676 10,323,318



$10,572,835 $10,432,514













   See accompanying notes to financial statements.

   DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                  INCOME STATEMENTS

     Three months ended March 31, 2000 and 1999

                                                 2000
1999
Revenues:
 Equity in earnings of joint venture         $
111,896 $  161,375
Interest and other                             55,245
                       17,228


167,141    178,603

Expenses:
General and administrative                     44,783
                       43,845

Net income                                   $
122,358 $  134,758
Net income allocated to:
 Limited partners                            $
110,122 $  121,282
General partners                               12,236
                       13,476

                                             $
122,358 $  134,758
Net income per Unit of limited partnership interest

$    0.36 $     0.40









   See accompanying notes to financial statements.

   DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

           STATEMENT OF PARTNERS' CAPITAL

          Three months ended March 31, 2000

                                    Limited
General
                                    Partners
Partners
Total
Partners' capital (deficiency)
 at January 1, 2000                $15,755,685
$(5,432,367)
$10,323,318

Net income                             110,122
12,236                                 122,358

Partners' capital (deficiency)
              at March 31, 2000
            $15,865,807         $
(5,420,131)


$10,445,676












  See accompanying notes to financial statements.

  DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

             STATEMENTS OF CASH FLOWS

    Three months ended March 31, 2000 and 1999


2000      1999
Cash flows from operating activities:
   Net income                                  $
                   122,358     $
134,758
 Adjustments to reconcile net income to net cash
   provided by (used in) operating
activities:
     Equity in earnings of joint venture
                  (111,896)
(161,375)
    Increase in other assets                     (1,072)
(944)
Increase (decrease) in accounts payable and
     accrued liabilities                          17,963
(19,839)

      Net cash provided by (used in)
operating activities 27,353(47,400)

Cash flows from investing activities:
      Distributions from joint venture
                   80,419
-
   Additional investments in joint venture
                  (424,026)
(38,161)

      Net cash used in investing activities
(343,607) (38,161)

Decrease in cash and cash equivalents
(316,254) (85,561)

Cash and cash equivalents at beginning of period
2,225,631 1,531,647

Cash and cash equivalents at end of period
$1,909,377       $ 1,446,086





         See accompanying notes to financial
statements.

  DEAN WITTER REALTY INCOME PARTNERSHIP IV,
                    L.P.

        Notes to Financial Statements

1. The Partnership

Dean  Witter  Realty Income Partnership IV,
L.P.  (the "Partnership") is a limited
partnership organized under the laws of the State of Delaware in 1986.

The   Partnership's  40.6%  interest  in
Taxter   Park Associates  ("TPA")  is
accounted  for  on  the  equity method.

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

These   financial   statements  should   be
read   in conjunction  with the annual
financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. Operating results of interim periods may not be indicative of the operating results for the entire year.

TPA has entered into an agreement with an unaffiliated third party to sell the Taxter property for $43 million.
Consummation of the sale (which is expected to occur in May 2000) is subject to customary closing costs and conditions, including final due diligence by the buyer. If the sale is consummated in accordance with the agreement and without modification of the sale price, the Partnership's share of the net sale proceeds would be approximately $13.4 million after satisfaction of the Partnership's obligations

  DEAN WITTER REALTY INCOME PARTNERSHIP IV,
                    L.P.

        Notes to Financial Statements


arising in connection with an affiliate's
1999 purchase from  KLM  Royal  Dutch
Airlines of its  space  at  the property.

There can be no assurance that the sale
contemplated by the agreement will be
consummated and that, if the sale is
consummated, the final sale price would not
be less
than $43 million.
The  sale  of  the  Taxter  property  would
cause  the dissolution of the Partnership;
however, the timing  of the  final
liquidation of the Partnership is uncertain
at this time.
2.   Investment in Joint Venture
Summarized financial information of TPA is
as follows:
                                    March
31, December 31,
2000         1999
Land  and  buildings,  net
$15,362,553
$15,238,168
Other
2,383,416
1,291,984

Total   assets
$17,745,969
$16,530,152

Liabilities                        $
493,522    $
399,638
Partners' capital
17,252,447
16,130,514

Total liabilities and partners' capital
$17,745,969
$16,530,152



Quarter ended March 31,
                                       2000
1999

Revenues
$1,208,140 $1,308,209

Expenses
932,534
910,734

Net income                         $
275,606     $ 397,475

3. Related Party Transactions

An  affiliate of the Managing General
Partner  performs administrative
functions,    processes     investor
transactions  and  prepares  tax
information  for  the Partnership.  For the
three-month periods  ended  March 31,
2000   and   1999,   the   Partnership
incurred approximately $18,000 and $24,000 for these services, respectively. These amounts are included in general and administrative expenses.

 DEAN WITTER REALTY INCOME PARTNERSHIP IV,
                   L.P.

Item 2.   Management's Discussion and
Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources
The  Partnership's  40.6% interest in  the
partnership ("TPA")  which  owns the Taxter
Corporate  Park  office property  is the
Partnership's sole property  interest. TPA
has entered into an agreement with an
unaffiliated third  party  to  sell the
property  for  $43  million. Consummation
of the sale (which is expected to occur in
May  2000)  is subject to customary closing
costs  and conditions, including final due
diligence by the buyer.
If  the  sale  is  consummated in
accordance  with  the agreement  and
without modification of the sale  price,
the  Partnership's share of the net sale
proceeds would be  approximately $13.4
million after  satisfaction  of the
Partnership's  obligations arising  in
connection with  an affiliate's 1999
purchase from KLM Royal Dutch Airlines of
its space at the property.  Accordingly, if
the   sale  is  consummated  in  accordance
with   the agreement  and without
modification of the sale  price, the
Partnership  would expect to distribute
net  sale proceeds  of  approximately $43
per  Unit  to  Limited Partners.
Approximately  $42   per   Unit   will   be
distributed shortly after the sale and $1
per  Unit  is expected  to  be distributed
approximately  six  months after closing of
the sale.
There can be no assurance that the sale
contemplated by the agreement will be
consummated and that, if the sale is
consummated, the final sale price would not
be less than $43 million.
The sale of property would cause the
dissolution of the Partnership;   however,
the  timing   of   the   final liquidation
of  the Partnership is uncertain  at  this
time.
As  of  March 31, 2000, the Partnership had
commitments to  fund approximately $901,000
for its share of tenant improvements  and
leasing commissions  at  the  Taxter
property.   The Partnership will use its
cash  reserves to fund such expenditures;
any unfunded costs
at the time the Taxter property is sold may be deducted from the Partnership's share of the sale proceeds.

During the three months ended March 31, 2000, the Taxter property generated positive cash flow from operations, and it is anticipated that it will continue to do so during the period the Partnership continues to own its interest in the property.

During the three months ended March 31, 2000, the Partnership's contributions to the Taxter Partnership (to fund its share of tenant improvements and leasing commissions at the property) exceeded the distributions received from the Taxter
Partnership and net cash provided by Partnership operations. The Partnership's cash shortfall was funded with cash reserves.

The  Partnership  did not pay any
distributions during the three months ended March 31, 2000.Generally, future cash distributions will be paid from proceeds received from the sale of the Taxter property and cash reserves.

The Partnership believes its cash reserves
are adequate
for its needs during the remainder of 2000.
Except   as   discussed  above  and  in
the  financial statements, the Managing
General Partner is  not  aware of  any
trends or events, commitments or
uncertainties that may have a material
impact on liquidity.
Operations
Fluctuations in the Partnership's operating results for the three month period ended
March 31, 2000 compared to 1999 are
primarily attributable to the following:
The  decrease  in equity in earnings of
joint  venture during the three-month
period in 2000 is primarily due to lower occupancy at the Taxter property.

The increase in interest and other income in 2000 is primarily due to a receipt of $28,000 in settlement of litigation with the original building contractor and architect of the Pasadena Financial
Center  property (sold 1997).

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

 DEAN WITTER REALTY INCOME PARTNERSHIP IV,
                   L.P.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

       a)  Exhibits.
            An exhibit index has been filed
as part  of this                  Report on
Page E1.
         b)   Reports on Form 8-K.
                       Report  dated  April
           25,   2000 regarding  the
           agreement   of  Taxter  Park
           Associates to sell its property.

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

                              DEAN WITTER
REALTY INCOME PARTNERSHIP IV, L.P.
                         By:   Dean Witter
Realty
Fourth                             Income
Properties
Inc.
                              Managing
General Partner
Date:   May  12,  2000       By:
/s/E.  Davisson
Hardman, Jr.
                              E. Davisson
                              Hardman, Jr.
                              President


Date:   May  12,  2000       By:
/s/Charles   M.
Charrow
                              Charles M.
                              Charrow
                              Controller
                               (Principal
Financial and Accounting Officer)

 DEAN WITTER REALTY INCOME PARTNERSHIP IV,
                   L.P.

            Quarter Ended March 31, 2000

                    Exhibit

Index





Exhibit
  No.
Description

  27                  Financial
          Data Schedule







                          E1