Form 10-Q
period 2000-06-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 2000-08-14
CIK 819342

                          UNITED STATES
               SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.C.
                     20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
               For the period ended June 30, 2000

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


Registrant's telephone number, including area code:
(212) 392-2974

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

BALANCE SHEETS
                                               June
30,
December 31,
                                                 2000
1999
                       ASSETS

Cash and cash equivalents                    $
1,438,611    $
2,225,631

Investment in joint venture
81,646
8,111,989

Other assets
1,445
94,894

                                             $
1,521,702 $10,432,514
          LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities     $
148,927    $
109,196

Distributions payable to General Partners
133,638
-


282,565
109,196

Partners' capital (deficiency):
 General partners
(5,528,357)
(5,432,367)
 Limited partners ($500 per Unit, 304,437 Units
issued) 6,767,494
15,755,685


1,239,137 10,323,318

                                             $
1,521,702 $10,432,514




   See accompanying notes to financial statements.

   DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                  INCOME STATEMENTS

  Three and six months ended June 30, 2000 and 1999
                           Three months ended
Six
months ended
                                         June 30,
June 30,
                                    2000
1999
2000      1999
Revenues:
 Equity in earnings of joint
    venture                         $ 5,166,114
$ 71,716
$ 5,278,010              $ 233,091
  Interest and other         106,958
15,618
162,203                      32,846
                                     5,273,072
87,334 5,440,213           265,937
Expenses:
   General and administrative               37,434
                       49,766
82,217                      93,611

Net income                $ 5,235,638        $
37,568  $
5,357,996                $ 172,326

Net income allocated to:
 Limited partners        $ 5,210,226         $
33,811 $
5,320,348                $ 155,093
 General partners             25,412
3,757
37,648                       17,233

                         $ 5,235,638         $
37,568 $ 5,357,996                  $ 172,326

Net income per Unit of
  limited partnership interest      $     17.12
$    0.11
$     17.48              $    0.51













   See accompanying notes to financial statements.

                    DEAN WITTER REALTY INCOME
                    PARTNERSHIP IV, L.P.

           STATEMENT OF PARTNERS' CAPITAL

           Six months ended June 30, 2000

                                    Limited
General
                                    Partners
Partners
Total
Partners' capital (deficiency)
 at January 1, 2000                $15,755,685
$(5,432,367)
$10,323,318

Net income                           5,320,348
37,648                               5,357,996

Distribution
(14,308,539)
(133,638)
(14,442,177)

Partners' capital (deficiency)
 at June 30, 2000                  $
6,767,494
$(5,528,357)                       $

1,239,137

























         See accompanying notes to financial
statements. [/CAPTION]

               DEAN WITTER REALTY INCOME
PARTNERSHIP IV, L.P.

             STATEMENTS OF CASH FLOWS

      Six months ended June 30, 2000 and 1999


2000      1999
Cash flows from operating activities:
   Net income                                  $
                  5,357,996    $
172,326
 Adjustments to reconcile net income to net cash
   provided by (used in)operating activities:
   Equity in earnings of joint venture
(5,278,010) (233,091)
    Decrease (increase) in other assets           93,449
(27,745)
Increase (decrease) in accounts payable and
        accrued liabilities                       39,731
(70,436)

      Net cash provided by (used in)
operating activities 213,166
(158,946)

Cash flows from investing activities:
      Distributions from joint venture
                 13,816,752
288,798
   Additional investments in joint venture
                  (508,399)
(97,005)

      Net cash provided by investing
activities 13,308,353
191,793
Cash flows used in financing activities:
             Cash distributions
                (14,442,177)
-
  Increase in distributions payable to Genera
Partners 133,638
-
         Net cash used in financing
activities (14,308,539)
-
(Decrease) increase in cash and cash
equivalents (787,020)
32,847
Cash and cash equivalents at beginning of
period 2,225,631
1,531,647
Cash and cash equivalents at end of period   $

1,438,611      $ 1,564,494







  See accompanying notes to financial statements.

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

             Notes to Financial Statements

1. The Partnership

Dean  Witter  Realty Income Partnership IV,  L.P.
(the
"Partnership") is a limited partnership organized under the laws of the State of Delaware in 1986.

The Partnership's last remaining property
investment is its  40.6%  interest  in  the
partnership  which  owned Taxter  Corporate
Park  ("TPA").  As discussed in  Note 2,
TPA  sold the Taxter property on May 23,
2000,  and this          sale  has
effectuated  the  dissolution  of  the
Partnership.  Accordingly, the Partnership
is  in  the process  of  winding up its
affairs, and  it  plans  to distribute  the
balance  of  the  Partnership's   cash
reserves  and terminate by December 31,
2000. However, there can be no assurance that the Partnership can be terminated by such date.

The  Partnership's  interest in TPA  is
accounted  for using the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial and tax reporting purposes.

Net income per Unit amounts are calculated by dividing net income allocated to Limited
Partners, in accordance with the
Partnership Agreement, by the weighted
average number of Units outstanding.

In   the   opinion  of  management,  the
accompanying
financial  statements,  which have  not
been audited, include all adjustments, necessary to present fairly the results for the interim period. Except for the gain on sale of the Taxter property included in the equity in earnings of joint venture, such adjustments consist only of normal recurring accruals.

These   financial   statements  should   be
read      in
conjunction  with the annual financial
statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities

 DEAN WITTER REALTY INCOME PARTNERSHIP IV,
                   L.P.

       Notes to Financial Statements

and   Exchange   Commission   for   the
year       ended
December   31,  1999.   Operating  results
of interim periods may not be indicative of the operating results for the entire year.

2.   Investment in Joint Venture

Pursuant to a Purchase and Sale Agreement
dated  as  of April 4, 2000, as amended
(the "Agreement"), on May 23, 2000,  TPA
sold the land and buildings which  comprise
the Taxter property to a subsidiary of Mack-
Cali Realty Corporation  (the "Purchaser"),
an unaffiliated  party, for  a  negotiated
sale price of $42.725  million.                  In
connection  with  the  sale,  TPA  acquired
from      an
affiliate   and  conveyed  to  the
Purchaser certain
interests  in the Taxter property,
including interests that the affiliate had acquired from KLM Royal Dutch
Airlines, for $6.75 million, in February
1999.  Of  the $42.725 million, TPA
remitted $6.75 million of the sale proceeds to the affiliate in connection with the transaction.

TPA  is  also owned 44.6% by Dean Witter
Realty  Income Partnership    III,   L.P.,
an   affiliated               public
partnership,  and  14.8% by Dean Witter
Realty  Income Partnership II, L.P., an
affiliated public partnership.

The  purchase  price was paid in cash at
closing.     At
closing,  the Partnership received
approximately $13.4 million representing its 40.6% share of the cash received by TPA, net of its share of TPA's closing costs, the amount of the obligation owed to the affiliate and other deductions.

On  June  29,  2000,  the Partnership
distributed,  to Limited  Partners only,
sale proceeds of  approximately $13.0
million  ($42.74  per  Unit).   The
Partnership retained  a portion of the sale
proceeds to  cover  any contingencies that
may arise pursuant to the sale and, if
     required,   pay   administrative
expenses  and
liabilities that may arise while the
Partnership  winds up its affairs.  Any
sale

proceeds  remaining, subsequent to the
payment  of  any contingencies, will be
distributed to Limited  Partners only.
The Partnership's share of TPA's gain on sale of the
Taxter  property was approximately $5.0
million; such gain was allocated 100% to the Limited Partners.
Summarized financial information of TPA is as follows:
                               June  30,
December 31,

2000 1999
Land and buildings, net            $
-   $
15,238,168
Other                               483,862
1,291,984

Total assets                       $
483,862
$  16,530,152

Liabilities                        $
282,758
$     399,638
Partners' Capital
201,104
16,130,514

Total liabilities and capital      $
483,862
$  16,530,152

                      Three months
Six months
                     ended June 30,
ended June
30,
                     2000          1999
2000
1999
Operating                $         $
$      $
income             919,503   1,509,1
2,127,6  2,817,31
                                  07
43     6
Gain on sale of
real    estate   16,119,49     -
16,119,     -
                         9
499

                 17,039,00   1,509,1
                         18,247,  2,817,31
                         2        07
                         142      6

Expenses           464,827   1,332,4
1,397,3  2,243,19
                                  65
61     9

Net income       $16,574,1         $
$16,849             $
                        75   176,642
,781   574,117

On  April  1, 2000, TPA reclassified its
investment  in the   Property  as  real
estate   held   for   sale.
Accordingly, TPA did not record
depreciation expense on the building and
related improvements during the second
quarter of 2000.

 DEAN WITTER REALTY INCOME PARTNERSHIP IV,
                   L.P.

3.   Cash Reserve Distributions

On  June 29, 2000, the Partnership also
distributed  to Limited  Partners only,
undistributed sale proceeds  of
approximately  $95,000 ($0.31 per Unit)
from  the  1998 sale of Chesterbrook
Corporate Center and cash reserves of
approximately  $3.95 per Unit.  The  cash
reserves distribution   totaled
$1,336,379   with   $1,202,741
distributed  to  the  Limited  Partners
and $133,638
payable  to the General Partners.  The
General Partners deferred receipt of their
share of the distribution  to ensure that
the Partnership would have cash on hand  to
cover   all  liabilities  that  may  arise
while    the
Partnership winds up its affairs. The
amounts  deferred were charged against
partner's capital and recorded  as
distributions payable.

On  June  29, 2000, the Partnership's
distributions  of the  Taxter  sale
proceeds (see Note 2), Chesterbrook sale proceeds and Partnership cash reserves to Limited Partners totaled $14,308,539
($47.00 per Unit).

4. Related Party Transactions

An  affiliate of the Managing General
Partner  performs administrative
functions,    processes investor
transactions  and  prepares  tax
information  for  the Partnership.  For the
six-month periods ended June  30, 2000  and
1999, the Partnership incurred
approximately $36,000  and  $40,000 for
these services, respectively. These
    amounts  are   included   in   general     and
administrative expenses.

 DEAN WITTER REALTY INCOME PARTNERSHIP IV,
                   L.P.

Item 2.   Management's Discussion and
Analysis of Financial
                    Condition and Results
of
Operations liquidity and Capital Resources

The Partnership's interest in the Taxter
Corporate Park office  property (the
"Property") was the Partnership's sole
remaining   property interest.  As
discussed  in Note  2  to  the financial
statements, the  partnership ("TPA")  which
owned the Property sold the Property  on
May  23,  2000.    The  Property was
approximately  90%
leased  at the time of the sale. The
favorable  leasing status
    and   an  improved  real  estate
market       in
Westchester,  New York, the location of
the Property, enabled TPA to obtain an attractive price for the Property.

The Partnership Agreement provides that the
Partnership shall terminate upon the sale
of the Partnership's last investment, and
that dissolution shall be effective  on the
day on which the event arises giving rise
to  the dissolution.   Accordingly, the
Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Property was sold. By December 31,
2000, the Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State. There can be no assurance that the Partnership will terminate by
December  31, 2000.

As  discussed  in  Notes  2  and  3  to
the  Financial Statements,  on  June  29,
2000, the Partnership paid distributions of sale proceeds and Partnership cash reserves to Limited Partners totaling
$47.00 per  Unit. To  cover  any
contingencies that may arise while the Partnership winds up its affairs, the Partnership retained a portion of the Property sale proceeds, and the General Partners deferred receipt of their share of the distribution of Partnership cash reserves.

 DEAN WITTER REALTY INCOME PARTNERSHIP IV,
                   L.P.


As of the date of closing of the sale of the Property, the Partnership had commitments to fund approximately $750,000 for its share of tenant improvements and leasing commissions at the Property.
This amount  was deducted  from  the
Partnership's share of the sale proceeds it received at closing.

During the period the Partnership owned its interest in the Property in 2000, the Property generated positive cash flows from operations.

During  the  six  months  ended  June  30,
2000, the
Partnership's contributions to TPA (to fund
its  share of  tenant improvements and
leasing commissions at  the Property)  and
cash reserve distributions exceeded  the
distributions   received  from   TPA
(excluding the
distribution of sale proceeds) and cash provided by Partnership operations. This cash shortfall was funded with Partnership cash reserves.

Except   as   discussed  above  and  in
the  financial statements, the Managing
General Partner is  not  aware of  any
trends or events, commitments or
uncertainties that may have a material
impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three - and six- month periods ended June 30, 2000 compared to 1999 are primarily attributable to the following:

The increases in equity in earnings of
joint venture in 2000 are primarily due to the Partnership's share of the gain on sale of the Property (approximately
$5.0 million).

The  increases in interest and other income
in 2000 are primarily due to the interest
earned on the Taxter sale proceeds  until
such  proceeds  were  distributed   to
Limited Partners.

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

 DEAN WITTER REALTY INCOME PARTNERSHIP IV,
                   L.P.



PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

       a)  Exhibits.
            An exhibit index has been filed
as part  of this
Report on Page E1.
         b)   Reports on Form 8-K.
                      i) Report on Form 8-K
           dated April 25, 2000 disclosing
                TPA's  agreement  to  sell
the  Taxter Corporate Park
               Property and the
Partnership's  plan  to pay a cash
              Distribution of sale
proceeds.
            ii)Reports on Form 8-K dated
May  23,  2000 disclosing
                 TPA's sale of Taxter
Corporate Park.

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

                              DEAN WITTER
REALTY INCOME PARTNERSHIP IV, L.P.
                         By:   Dean Witter
Realty Fourth
Income Properties Inc.
                              Managing
General Partner


Date:   August  14, 2000   By:        /s/
E.  Davisson
Hardman, Jr.
                              E. Davisson
                              Hardman, Jr.
                              President


Date:  August 14, 2000      By:
       /S/ Raymond E. Koch
Raymond E.Koch
                        Raymond E. Koch
                                 Principal   Accounting
Officer

    DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

             Quarter Ended June 30, 2000

                    Exhibit

Index





Exhibit
  No.
Description

  27                  Financial
          Data Schedule




























E1