Form 10-Q
period 2000-09-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 2000-11-14
CIK 819342

[TITLE]UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended September 30, 2000 OR [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________. Commission File Number: 0-18147 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P. (Exact name of registrant as specified in governing instrument) Delaware 13-3378315 (State of organization) (IRS Employer Identification No.) 2 World Trade Center, New York, NY 10048 (Address of principal executive offices) (Zip Code) Registrant's telephone number, including area code: (212) 392-2974 Former name, former address and former fiscal year, if changed since last report: not applicable Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

September 30,December 31, 2000 1999 [C][C]ASSETS Cash and cash equivalents $1,538,536 $ 2,225,631 Investment in joint venture - 8,111,989 Other assets 1,564 94,894 $1,540,100 $10,432,514 LIABILITIES AND PARTNERS' CAPITAL Accounts payable and accrued liabilities $ 212,004 $ 109,196 Distributions payable to General Partners 133,638 - 345,642 109,196 Partners' capital (deficiency): General partners (5,532,825) (5,432,367) Limited partners ($500 per Unit, 304,437 Units issued) 6,727,283 15,755,685 1,194,458 10,323,318 $1,540,100 $10,432,514 See accompanying notes to financial statements.

PART I - FINANCIAL INFORMATION Item 1. Financial Statements DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P. BALANCE SHEETS

Three months endedNine months ended September 30, September 30, 2000 1999 2000 1999 [C][C] [C][C]Revenues: Equity in (loss)earnings of joint venture $(12,807) $ 174,790$5,265,203$ 407,881 Interest and other 19,888 20,754 182,091 53,600 7,081 195,544 5,447,294 461,481 Expenses: General and administrative51,760 47,305 133,977 140,916 Net (loss) income $(44,679) $148,239$5,313,317$ 320,565 Net (loss) income allocated to: Limited partners $(40,211) $142,916$5,280,137$ 298,009 General partners (4,468) 5,323 33,180 22,556 $(44,679) $148,239$5,313,317$ 320,565 Net (loss) income per Unit of limited partnership interest$(0.13) $0.47 $17.34 $0.98 See accompanying notes to financial statements.

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P. STATEMENTS OF OPERATIONS Three and nine months ended September 30, 2000 and 1999

Limited General Partners Partners Total [C][C][C]Partners' capital (deficiency) at January 1, 2000 $15,755,685 $(5,432,367) $10,323,318 Net income 5,280,137 33,180 5,313,317 Distribution (14,308,539) $ (133,638) (14,442,177) Partners' capital (deficiency) at September 30, 2000 $ 6,727,283 $(5,532,825) $ 1,194,458 See accompanying notes to financial statements.

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P. STATEMENT OF PARTNERS' CAPITAL Nine months ended September 30, 2000

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P. Notes to Financial Statements 1. The Partnership Dean Witter Realty Income Partnership IV, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1986. The Partnership's last remaining property investment was its 40.6% interest in the partnership ("TPA") which owned Taxter Corporate Park. As discussed in Note 2, TPA sold the Taxter property on May 23, 2000, and this sale has effectuated the dissolution of the Partnership. Accordingly, the Partnership is in the process of winding up its affairs, and it plans to distribute the balance of the Partnership's cash reserves and terminate by December 31, 2000. However, there can be no assurance that the Partnership can be terminated by such date. The Partnership's interest in TPA was accounted for using the equity method. The Partnership's records are maintained on the accrual basis of accounting for financial and tax reporting purposes. Net income (loss) per Unit amounts are calculated by dividing net income (loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding. In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments, necessary to present fairly the results for the interim period. Except for the gain on sale of the Taxter property included in the equity in earnings of joint venture in the second quarter of 2000, and the equity in earnings from the Chesterbrook joint venture recognized in the third quarter of 1999, such adjustments consist only of normal recurring accruals. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. Operating results of interim periods may not be indicative of the operating results for the entire year. DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P. Notes to Financial Statements 2. Investment in Joint Venture Pursuant to a Purchase and Sale Agreement dated as of April 4, 2000, as amended, on May 23, 2000, TPA sold the land and buildings which comprise the Taxter property to a subsidiary of Mack-Cali Realty Corporation (the "Purchaser"), an unaffiliated party, for a negotiated sale price of $42.725 million. In connection with the sale, TPA acquired from an affiliate and conveyed to the Purchaser certain interests in the Taxter property, including interests that the affiliate had acquired from KLM Royal Dutch Airlines, for $6.75 million, in February 1999. Of the $42.725 million, TPA remitted $6.75 million of the sale proceeds to the affiliate in connection with the transaction. TPA is also owned 44.6% by Dean Witter Realty Income Partnership III, L.P., an affiliated public partnership, and 14.8% by Dean Witter Realty Income Partnership II, L.P., an affiliated public partnership. The purchase price was paid in cash at closing. At closing, the Partnership received approximately $13.4 million representing its 40.6% share of the cash received by TPA, net of its share of TPA's closing costs, the amount of the obligation owed to the affiliate and other deductions. On June 29, 2000, the Partnership distributed, to Limited Partners only, sale proceeds of approximately $13.0 million ($42.74 per Unit). The Partnership retained a portion of the sale proceeds to cover any contingencies that may arise pursuant to the sale and, if required, pay administrative expenses and liabilities that may arise while the Partnership winds up its affairs. Any sale proceeds remaining, subsequent to the payment of any contingencies, will be distributed to Limited Partners only. The Partnership's share of TPA's gain on sale of the Taxter property was approximately $5.0 million; such gain was allocated 100% to the Limited Partners.

2000 1999 [C][C]Cash flows from operating activities: Net income $5,313,317$ 320,565 Adjustments to reconcile net income to net cash provided by (used in) operating activities: Equity in earnings of joint venture (5,265,203) (407,881) Decrease (increase) in other assets 93,330 (196,556) Increase (decrease) in accounts payable and accrued liabilities 102,808 (49,964) Net cash provided by (used in) operating activities 244,252 (333,836) Cash flows from investing activities: Distributions from joint venture 13,885,591 734,710 Additional investments in joint venture (508,399)(108,929) Net cash provided by investing activities13,377,192 625,781 Cash flows from financing activities: Cash distributions (14,442,177) - Increase in distributions payable to General Partners 133,638 - Net cash used in financing activities(14,308,539) - (Decrease) increase in cash and cash equivalents(687,095)291,945 Cash and cash equivalents at beginning of period2,225,6311,531, 647 Cash and cash equivalents at end of period $1,538,536$ 1,823,592 See accompanying notes to financial statements.

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P. STATEMENTS OF CASH FLOWS Nine months ended September 30, 2000 and 1999

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P. Notes to Financial Statements 3. Cash Reserve Distributions On June 29, 2000, the Partnership also distributed to Limited Partners only, undistributed sale proceeds of approximately $95,000 ($0.31 per Unit) from the 1998 sale of Chesterbrook Corporate Center and cash reserves of approximately $3.95 per Unit. The cash reserves distribution totaled $1,336,379 with $1,202,741 distributed to the Limited Partners and $133,638 payable to the General Partners. The General Partners deferred receipt of their share of the distribution to ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up its affairs. The amounts deferred were charged against General Partners' capital and recorded as distributions payable. On June 29, 2000, the Partnership's distributions of the Taxter sale proceeds (see Note 2), Chesterbrook sale proceeds and Partnership cash reserves to Limited Partners totaled $14,308,539 ($47.00 per Unit). 4. Related Party Transactions An affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the nine-month periods ended September 30, 2000 and 1999, the Partnership incurred approximately $54,000 and $56,000 for these services, respectively. These amounts are included in general and administrative expenses. DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources The Partnership's interest in the Taxter Corporate Park office property (the "Property") was the Partnership's sole remaining property interest. As discussed in Note 2 to the financial statements, the partnership ("TPA") which owned the Property sold the Property on May 23, 2000. The Property was approximately 90% leased at the time of the sale. The favorable leasing status and an improved real estate market in Westchester, New York, the location of the Property, enabled TPA to obtain an attractive price for the Property. The Partnership Agreement provides that the Partnership shall terminate upon the sale of the Partnership's last investment, and that dissolution shall be effective on the day on which the event arises giving rise to the dissolution. Accordingly, the Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Property was sold. By December 31, 2000, the Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State. There can be no assurance that the Partnership will terminate by December 31, 2000. As discussed in Notes 2 and 3 to the financial statements, on June 29, 2000, the Partnership paid distributions of sale proceeds and Partnership cash reserves to Limited Partners totaling $47.00 per Unit. To cover any contingencies that may arise while the Partnership winds up its affairs, the Partnership retained a portion of the Property sale proceeds, and the General Partners deferred receipt of their share of the distribution of Partnership cash reserves. DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P. As of the date of closing of the sale of the Property, the Partnership had commitments to fund approximately $750,000 for its share of tenant improvements and leasing commissions at the Property. This amount was deducted from the Partnership's share of the sale proceeds it received at closing. During the period the Partnership owned its interest in the Property in 2000, the Property generated positive cash flows from operations. During the nine months ended September 30, 2000, the Partnership's contributions to TPA (to fund its share of tenant improvements and leasing commissions at the Property) and cash reserve distributions exceeded the distributions received from TPA (excluding the distribution of sale proceeds) and cash provided by Partnership operations. This cash shortfall was funded with Partnership cash reserves. Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity. Operations Fluctuations in the Partnership's operating results for the three and nine-month periods ended September 30, 2000 compared to 1999 are primarily attributable to the following: The increase in equity in earnings of joint venture during the nine months ended September 30, 2000 is primarily due to the Partnership's share of the gain on sale of the Property (approximately $5.0 million). The decrease in equity in earnings of joint venture during the three months ended September 30, 2000 is primarily due to: a) the absence of 1999 income of approximately $146,000 from the Chesterbrook joint venture and b) the loss of operating income caused by the sale of the Taxter property in May 2000. The increase in interest and other income during the nine months ended September 30, 2000 is primarily due to the interest earned on the Taxter sale proceeds until such proceeds were distributed to Limited Partners. There were no other individually significant factors which caused changes in revenues or expenses. Inflation Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its property interests. DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P. PART II - OTHER INFORMATION Item 6. Exhibits and Reports on Form 8-K. a) Exhibits. An exhibit index has been filed as part of this Report on Page E1. b) Reports on Form 8-K. None. DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P. SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P. By: Dean Witter Realty Fourth Income Properties Inc. Managing General Partner Date: November 14, 2000 By: /s/ E. Davisson Hardman, Jr. E. Davisson Hardman, Jr. President Date: November 14, 2000 By: /S/ Raymond E. Koch Raymond E.Koch Principal Accounting Officer DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P. Quarter Ended September 30, 2000 Exhibit Index Exhibit No. Description 27 Financial Data Schedule E1

Summarized Statements of Operations of TPA are as follows: Three months ended Nine months ended September 30, September 30, 2000 1999 2000 1999 [C][C][C][C] income $ 1,640 $1,473,526$ 2,129,283$4,290,842 Gain on sale of real estate - - 16,119,499 - 1,640 1,473,526 18,248,782 4,290,842 Expenses 33,185 1,402,881 1,430,546 3,646,080 Net (loss) income $(31,545)$ 70,645$16,818,236$ 644,762 On April 1, 2000, TPA reclassified its investment in the Taxter property as real estate held for sale. Accordingly, since that date, TPA has not recorded depreciation expense on the buildings and related improvements.

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P. Notes to Financial Statements