Form 10-K
period 2000-12-31
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 2001-03-30
CIK 819342

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number 0-18147

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                                        13-3378315
-----------------------                                    ---------------------------------
(State of organization)                                    (IRS Employer Identification No.)

   2 World Trade Center, New York, NY                                    10048
----------------------------------------                               ----------
(Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code:  (212) 392-2974
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:



Title of each class                                            Name of each exchange on which registered
-------------------                                            -----------------------------------------
       None                                                                       None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X                       No ________


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


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I.

ITEM 1.  BUSINESS
------   --------

The Registrant, Dean Witter Realty Income Partnership IV, L.P. (the "Partnership"), is a limited partnership formed in October 1986 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in income-producing office properties.

The Managing General Partner of the Partnership is Dean Witter Realty Fourth Income Properties Inc. (the "Managing General Partner"), a Delaware corporation which is wholly owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Income Associates IV, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth below in
Note 6 to the financial statements in Item 8 and in Item 13.

The Partnership issued 304,437 units of limited partnership interest (the "Units") for $152,218,500. The offering has been terminated and no additional Units will be sold.

The proceeds from the offering were used to make equity investments in four office properties, all of which were acquired without mortgage debt. On May 23, 2000, the Partnership's last property investment, Taxter Corporate Park, was sold.

The Partnership Agreement provides that the Partnership shall terminate upon the sale of the Partnership's last property investment, and that dissolution shall be effective on the day on which the event occurs giving rise to the dissolution. Accordingly, the Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Taxter property was sold. The Partnership plans to wind up its affairs, distribute its remaining cash reserves, and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State in 2001.

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

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.

ITEM 2.  PROPERTIES
------   ----------

The Partnership's principal offices are located at Two World Trade Center, New York, New York, 10048. The Partnership has no other offices.

As of December 31, 2000, the Partnership did not own any property investments.

In May 2000, the partnership ("TPA") which owned Taxter Corporate Park sold the property, which is located in Westchester, New York. The Partnership owned a 40.6% general partnership interest in TPA. The remaining general partnership interests in TPA were owned by Dean Witter Realty Income Partnership III, L.P. (44.6%) and Dean Witter Realty Income Partnership II, L.P. (14.8%), both of which are affiliated public partnerships.

An affiliate of the Partnership was the property manager for Taxter Corporate Park through December 31, 1998.

Further information relating to the Partnership's properties is included below in footnote 4 to the financial statements in Item 8.

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted during the fourth quarter of the year to a vote of Unit holders.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
------   -------------------------------------------------------

An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow its limited partners (the "Limited Partners") to transfer their Units if a suitable buyer can be located.

As of March 1, 2001, there were 15,843 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

Sale proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment. Neither of the General Partners have received or will receive a share of sale proceeds distributions or brokerage fees from the Partnership.

As discussed in Item I, the Partnership plans to make a final distribution of its remaining cash reserves when it terminates in 2001.

On February 27, 2001, the Partnership distributed, 100% to Limited Partners, approximately $913,000 ($3.00 per Unit). This distribution consisted of $406,000 ($1.33 per Unit) of the remaining undistributed proceeds from the sale of the Taxter property and $507,000 ($1.67 per Unit) of Partnership cash reserves. The General Partners deferred receipt of their share of the cash reserves distribution (approximately $56,000).

During the year ended December 31, 2000, the Partnership paid cash distributions aggregating $47.00 per Unit (including (a) approximately $43.16 per Unit from a portion of the Partnership's share of the net proceeds from the sale of the Taxter Corporate Park property, (b) $0.31 per Unit from the remaining undistributed proceeds from the sale of the Chesterbrook property and (c) $3.53 per Unit from Partnership cash reserves. Total distributions were $14,427,786 with $14,308,539 distributed to Limited Partners and $119,247 payable to the General Partners.

The General Partners deferred receipt of their share of the cash reserve distributions in 2001 and 2000 to ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up its affairs.

During the year ended December 31, 1999, the Partnership did not pay any cash distributions.

Taxable income generally will be allocated in the same proportions as distributions of distributable cash or sale proceeds (except that the General Partners must be allocated at least 1% of taxable income from the sale). In the event there is no distributable cash or sale proceeds, taxable income will be allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General Partners.

ITEM 6.  SELECTED FINANCIAL DATA
------   -----------------------

The following sets forth a summary of selected financial data for the
Partnership:

                                              For the years ended December 31,
                                              --------------------------------

                                  2000[1]           1999[2]            1998[3]          1997[4]           1996[5]
-------------------------------------------------------------------------------------------------------------------

Total revenues                   $5,530,870           $549,437       $26,768,386        $8,574,341        $15,185,608

Net income                       $5,407,485           $362,727       $26,464,164        $4,674,724         $7,977,890

Net income
  per Unit of
  Limited partner-
  ship interest                      $17.64              $1.10            $86.36            $14.30             $24.32

Cash distributions
  paid per Unit
  of limited
  partnership
  interest[6],[7]                    $47.00                  -           $175.34           $181.52             $23.75

Total assets of

  December 31                    $1,555,667        $10,432,514       $10,104,468       $37,482,536       $115,446,796
------------------

1. Revenues and net income include the Partnership's share ($5.0 million) of the gain on the sale of the Taxter Corporate Park property.

2. Revenues and net income include the Partnership's share ($81,152) of the additional gain on the 1998 sale of the Chesterbrook property.

3. Revenues and net income include the Partnership's share ($24.7 million) of the gain on the sale of the Chesterbrook property.

4. Revenues include the $4.2 million gain on the sale of the Pasadena Financial Center property; net income includes the Partnership's share ($2.3 million) of such gain.

5. Revenues include the $3.2 million gain on the sale of the Tech Park Reston office property; net income includes the Partnership's share ($2.1 million) of such gain.

6. Distributions paid to Limited Partners include returns of capital per Unit of limited partnership interest of $28.26, $96.15, $181.52 and $23.75, for the years ended December 31, 2000, 1998, 1997 and 1996, respectively, calculated as the excess of cash distributed per unit over accumulated earnings per Unit not previously distributed. No distribution was paid in 1999.

7. Includes distributions of proceeds from sales of real estate as follows:
2000-$43.47, 1998-$168.94 and 1997-$156.42. There were no distributions of sale proceeds in 1999 and 1996.

The above financial data should be read in conjunction with the financial statements in Item 8.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------           --------------------------------------------------
                 CONDITION AND RESULTS OF OPERATIONS
                 -----------------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership raised $152,218,500 in a public offering of 304,437 units which was terminated in 1988. The Partnership has no plans to raise additional capital.

The Partnership made investments in partnerships which owned four office properties. No additional investments are planned.

The Partnership's last property investment, the Taxter Corporate Park office property, was sold on May 23, 2000 (see Note 4 to the financial statements).

The Partnership Agreement provides that the Partnership shall terminate upon the sale of the Partnership's last property investment, and that dissolution shall be effective on the day on which the event occurs giving rise to the dissolution. Accordingly, the Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Taxter property was sold. The Partnership plans to wind up its affairs, distribute its remaining cash reserves, and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State in 2001 (see Notes 1 and 4 to the financial statements).

As discussed in Item 5, the Partnership paid, to Limited Partners only, distributions totaling $47.00 per Unit and $3.00 per Unit during the year ended December 31, 2000 and in 2001, respectively. Such distributions were paid from proceeds from sales of properties and Partnership cash reserves. To cover any contingencies that may arise while the Partnership winds up its affairs, the General Partners deferred receipt of their share of the distributions of cash reserves in both years.

During the year ended December 31, 2000, the Partnership's contributions to the Taxter joint venture (to fund its share of tenant improvements and leasing commissions at the Taxter property) and cash reserve distributions to Limited Partners exceeded the distributions received from the Taxter joint venture (excluding the distribution of sale proceeds) and cash provided by Partnership operations. This cash shortfall was funded with Partnership cash reserves.

Except as described above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Operations
----------

Fluctuations in the Partnership's operating results for the year ended December 31, 2000 compared to 1999 and for 1999 compared to 1998 are primarily attributable to the following:

The increase in the Partnership's equity in earning of joint ventures in 2000 compared to 1999 was primarily due to the Partnership's share ($5.0 million) of the gain on the May 2000 sale of the Taxter Corporate Park property.

The Partnership's equity in earnings also included normal operating income from the Taxter joint venture of $285,000, $323,000 and $745,000 in 2000, 1999 and
1998, respectively. The 2000 earnings only included the Partnership's share of Taxter's operating income through the date of the sale of the property. The amount recognized by the Partnership in 1999 was reduced by its share ($229,000) of a bad debt expense recorded by the Taxter joint venture. In 1998, the amount of Taxter earnings recognized included the Partnership's share ($217,000) of a refund of real estate taxes paid in a prior year.

In addition, the Partnership's equity in earnings in joint ventures was greater in 1998 than in 1999 due to the Partnership's share of a) the gain on the April 1998 sale of the Chesterbrook property ($24.7 million) and b) operating income from the Chesterbrook property in 1998 before the property was sold ($1.0 million).

Interest and other income was lower in 1999 than in 2000 and 1998 because the Partnership earned interest on the proceeds from sales of properties in 2000 and 1998 until such proceeds were distributed to Limited Partners.

General and administrative expenses decreased in 2000 compared to 1999 and 1999 compared to 1998 primarily due to the decreased level of Partnership activities resulting from the sales of properties.

There were no other individually significant factors which caused changes in revenues and expenses.

Inflation
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                      INDEX

(a) Financial Statements

Independent Auditors' Report Balance Sheets at December 31, 2000 and 1999 Income Statements for the years ended

  December 31, 2000, 1999 and 1998
Statements of Partners' Capital for the years
  ended December 31, 2000, 1999 and 1998
Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998
Notes to Financial Statements














All schedules have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

Independent Auditors' Report

To The Partners of

Dean Witter Realty Income Partnership IV, L.P.:


We have audited the accompanying balance sheets of Dean Witter Realty Income Partnership IV, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Income Partnership IV, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, during the year ended December 31, 2000, the Partnership sold its last property investment, which effectuated the dissolution of the Partnership. The Partnership is in the process of winding up its affairs, and it plans to terminate in 2001.

                                       /s/Deloitte & Touche LLP
                                         DELOITTE & TOUCHE LLP



New York, New York
March 28, 2001

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                 BALANCE SHEETS

                           December 31, 2000 and 1999

                                                     2000              1999
-----------------------------------------------------------------------------


                                  ASSETS
                                  ------


Cash and cash equivalents                        $  1,542,591    $  2,225,631

Investment in joint venture                            11,404       8,111,989

Other assets                                            1,672          94,894
-----------------------------------------------------------------------------

                                                 $  1,555,667    $ 10,432,514
==============================================================================

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Accounts payable and accrued liabilities         $    133,403    $    109,196

Distributions payable to General Partners             119,247               -
-----------------------------------------------------------------------------
                                                      252,650         109,196
-----------------------------------------------------------------------------

Partners' capital (deficiency):
  General Partners                                 (5,515,093)     (5,432,367)
  Limited Partners ($500 per Unit, 304,437
    Units issued)                                   6,818,110      15,755,685
-----------------------------------------------------------------------------
                                                    1,303,017      10,323,318
-----------------------------------------------------------------------------
                                                 $  1,555,667    $ 10,432,514
==============================================================================






                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                INCOME STATEMENTS

                  Years ended December 31, 2000, 1999 and 1998

                                                                   2000               1999               1998
-------------------------------------------------------------------------------------------------------------------

Revenues:
  Equity in earnings of joint ventures                             $5,327,687           $470,468        $26,491,104
  Interest and other                                                  203,183             78,969            277,282
-------------------------------------------------------------------------------------------------------------------
                                                                    5,530,870            549,437         26,768,386
-------------------------------------------------------------------------------------------------------------------

Expenses:
  General and administrative                                          123,385            186,710            304,222
-------------------------------------------------------------------------------------------------------------------

Net income                                                         $5,407,485           $362,727        $26,464,164
===================================================================================================================

Net income allocated to:
  Limited Partners                                                 $5,370,964           $334,569        $26,291,055
  General Partners                                                     36,521             28,158            173,109
-------------------------------------------------------------------------------------------------------------------

                                                                   $5,407,485           $362,727        $26,464,164
===================================================================================================================

Net income per Unit of limited
  partnership interest                                                 $17.64              $1.10             $86.36
===================================================================================================================



                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years ended December 31, 2000, 1999 and 1998



                                                           Limited Partners       General Partners         Total
-------------------------------------------------------------------------------------------------------------------


Partners' capital (deficiency) at
   January 1, 1998                                            $42,510,045             $(5,417,146)      $37,092,899
Net income                                                     26,291,055                 173,109        26,464,164
Cash distributions                                            (53,379,984)               (216,488)       53,596,472)
--------------------------------------------------------------------------------------------------------------------

Partners' capital (deficiency) at
  December 31, 1998                                            15,421,116              (5,460,525)        9,960,591

Net income                                                        334,569                  28,158           362,727
--------------------------------------------------------------------------------------------------------------------

Partners' capital (deficiency) at
  December 31, 1999                                            15,755,685              (5,432,367)       10,323,318

Net income                                                      5,370,964                  36,521         5,407,485

Cash distributions                                            (14,308,539)               (119,247)       (14,427,786)
---------------------------------------------------------------------------------------------------------------------

Partners' capital (deficiency) at   December 31,
2000                                                           $6,818,110             $(5,515,093)        $1,303,017
======================================================================================================================









                 See accompanying notes to financial statements.




                                           DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                                      STATEMENTS OF CASH FLOWS

                                            Years ended December 31, 2000, 1999 and 1998

                                                                                   2000               1999               1998
------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

  Net income                                                               $  5,407,485       $    362,727       $ 26,464,164
  Adjustments to reconcile net income to net cash
    provided by (used in) operating
    activities:
    Equity in earnings of joint ventures                                     (5,327,687)          (470,468)       (26,491,104)
    Decrease (increase) in other assets                                          93,222            (74,168)           143,512
    Increase (decrease) in accounts payable
        and accrued liabilities                                                  24,207            (34,681)          (245,750)
------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in)
            operating activities                                                197,227           (216,590)          (129,178)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

  Distributions from joint ventures                                          13,936,671          1,036,915         53,961,857
  Investments in joint ventures                                                (508,399)          (126,341)          (572,982)
------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by investing
            activities                                                       13,428,272            910,574         53,388,875
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

  Cash distributions                                                        (14,427,786)                 -        (53,596,472)
  Increase in distribution payable to General
    Partners                                                                    119,247                  -                  -
------------------------------------------------------------------------------------------------------------------------------
          Net cash used in financing
            activities                                                      (14,308,539)                 -        (53,596,472)
------------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash
  and cash equivalents                                                         (683,040)           693,984           (336,775)

Cash and cash equivalents
  at beginning of year                                                        2,225,631          1,531,647          1,868,422
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                   $  1,542,591       $  2,225,631       $  1,531,647
==============================================================================================================================




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

The Partnership's last property investment was its 40.6% interest in the partnership ("TPA") which owned Taxter Corporate Park. TPA sold the Taxter property on May 23, 2000, and this sale has effectuated the dissolution of the Partnership. However, the Partnership can't wind up its affairs and distribute the balance of the Partnership's cash reserves until TPA terminates its operations (See Note 4). The Managing General Partner plans to terminate the Partnership in 2001.

2.  Summary of Significant Accounting Policies

The Partnership's interest in TPA and its 41.2% general partnership interest in the partnership ("DWCA") which owned interests in Chesterbrook Corporate Center were accounted for on the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

The carrying value of real estate held by the joint ventures included the purchase price paid by the joint ventures and acquisition fees and expenses. Costs of improvements to the properties were capitalized, and repairs were expensed. Depreciation was recorded on the straight-line method. The joint ventures stopped recording depreciation on their properties when they were reclassified as held for sale.

At least annually, and more often if circumstances dictated, the Partnership evaluated the recoverability of the net carrying value of the real estate and related assets held by the joint ventures. As part of this evaluation, the Partnership assessed, among other things, whether there had been a significant decrease in the market value of any of its properties. If events or circumstances indicated that the net carrying value of a property was not recoverable, the expected future net cash flows from the property were estimated for a period of approximately five years (or a shorter period if the Partnership expected that the property would be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows was less than the carrying amount of the property, the property was written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings.

The cash flows used to evaluate the recoverability of the properties and to determine fair value were based on good faith estimates and assumptions developed by the Managing General Partner.

The joint ventures accrued rental income on a straight-line basis over the terms of its leases which provide for varying rents over the lease terms. The joint ventures recorded expense reimbursements paid by tenants pursuant to their leases as a component of their rental income.

The Partnership does not use derivative instruments and did not engage in hedging activities.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

Net income per Unit amounts are calculated by dividing net income allocated to Limited Partners, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements since the liability for such taxes is that of the partners rather than the Partnership.

The accounting policies used by the joint ventures for tax reporting purposes differed from those used for financial reporting as follows: (a) depreciation was calculated using accelerated methods; (b) rental income was recognized based on the payment terms in the applicable leases; and (c) writedowns for impairment of real estate were not deductible. In addition, the Partnership's offering costs were treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $16.0 million higher than the amounts reported for financial statement purposes as of December 31, 2000.

3.    Partnership Agreement

The Partnership Agreement provides that distributable cash, as defined, will be paid 90% to the Limited Partners and 10% to the General Partners.

Sale proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment. Neither of the General Partners have received or will receive a share of sale proceeds distributions or brokerage fees from the Partnership.

Taxable income generally is allocated in the same proportions as distributions of distributable cash or sale proceeds (except that

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

the General Partners must be allocated at least 1% of taxable income from sales). In the event there is no distributable cash or sale proceeds, taxable income is allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss is allocated 90% to the Limited Partners and 10% to the General Partners.

Distributions paid to Limited Partners includes returns of capital per Unit of limited partnership interest of $28.26 and $96.15 for the years ended December 31, 2000 and 1998, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed. There were no distributions paid in 1999.

4.       Investments in Joint Ventures

Taxter Corporate Park, Westchester County, New York

In 2000, TPA sold the land and buildings which comprise the Taxter property to a subsidiary of Mack-Cali Realty Corporation (the "Purchaser"), an unaffiliated party, for a negotiated sale price of $42.725 million. In connection with the sale, TPA acquired from an affiliate and conveyed to the Purchaser certain interests in the Taxter Property, including interests that the affiliate had acquired from KLM Royal Dutch Airlines, for $6.75 million, in February 1999. Of the $42.725 million, TPA remitted $6.75 million of the sale proceeds to the affiliate in connection with the transaction.

At closing, the Partnership received approximately $13.7 million representing its 40.6% share of the cash received by TPA, net of its share of TPA's closing costs, the amount of the obligation owed to the affiliate and other deductions.

In 2000, the Partnership paid, 100% to Limited Partners, a cash distribution of approximately $13.3 million ($43.62 per Unit) from the Taxter sale proceeds it received. The remaining sale proceeds were distributed, to Limited Partners only, on February 27, 2001 (see Note 5).

The Partnership's share of TPA's gain on sale of the Taxter property was approximately $5.0 million; such gain was allocated 100% to Limited Partners.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

The Partnership understands that TPA has certain operating issues that TPA must resolve, both with the buyer of the Taxter property and other third parties, before TPA can terminate its operations. Resolution of these issues is not anticipated to require any significant funding from the Partnership.

TPA is also owned 44.6% by Dean Witter Realty Income Partnership III, L.P. ("Income III"), an affiliated public partnership, and 14.8% by Dean Witter Realty Income Partnership II, L.P. ("Income II") an affiliated public partnership.

The partners of TPA each received cash flow and profits and losses according to their ownership interests.

Summarized financial information of the Taxter joint venture is as follows:

                                            December 31,
                                             2000                 1999
------------------------------------------------------------------------------

Land and buildings, net                     $ -                    $15,238,168
Other                                           36,985               1,291,984
------------------------------------------------------------------------------

Total assets                                    36,985             $16,530,152
===============================================================================


Liabilities                                      8,892                 399,638
Partners' capital                               28,093              16,130,514
------------------------------------------------------------------------------

Total liabilities and capital                  $36,985             $16,530,152
===============================================================================


                            Years ended December 31,
                                2000            1999             1998
------------------------------------------------------------------------------

Gain on sale of real estate     $16,269,151     $ -              $ -
Rental income                     2,120,809        5,269,027        5,684,312
Other income                          9,523           39,476           68,706
------------------------------------------------------------------------------
                                 18,399,483        5,308,503        5,753,018
------------------------------------------------------------------------------

Property operating expenses       1,193,972        3,144,567        2,439,845
Depreciation and amortization       233,374        1,368,026        1,478,048
------------------------------------------------------------------------------
                                  1,427,346        4,512,593        3,917,893
------------------------------------------------------------------------------
Net income                      $16,972,137         $795,910      $ 1,835,125
===============================================================================


                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

Chesterbrook Corporate Center, Valley Forge, Pennsylvania

In April 1998, DWCA sold the Chesterbrook Corporate Park property to an unaffiliated party. As part of the Agreement, Income III and Income II sold certain other properties. The aggregate negotiated sales price of the properties sold was approximately $168 million of which approximately $126.1 million was allocated in the Agreement to DWCA. The Partnership's share of the cash received, net of closing costs, was approximately $51.4 million; such proceeds were distributed 100% to the Limited partners ($168.94 per Unit) in April 1998. The Partnership's share of the gain on this sale was approximately $24.7 million; such gain was allocated 100% to the Limited Partners.

Pursuant to the sale agreement, escrows were established for the costs of certain building improvements and tenant improvements. In addition to payment of the purchase price, at closing, the purchaser deposited into an escrow account approximately $2.3 million which related to the Chesterbrook property. The escrowed sale proceeds were not included in the calculation of the gain on the sale of the property because of the uncertainty of their realization. During 1999, DWCA received approximately $232,000 from the escrow (including $35,000 of interest earned thereon), and approximately $125,000 in settlement of a prior year's expense reimbursement from tenants. The Partnership's share of these amounts, approximately $147,000, was recorded in equity in earnings of joint venture in 1999.

The Partnership, Income III and an affiliate of the Managing General Partner owned 41.2%, 26.7% and 32.1% interests, respectively, in DWCA.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

Summarized results of operations of DWCA are as follows:

                                  Years ended December 31,
                                         2000         1999         1998
-----------------------------------------------------------------------------

Rental income                          $-        $125,413     $ 3,619,970
Other income                            -          35,211          23,204
Gain on sale of real estate             -         196,971      61,917,072
-----------------------------------------------------------------------------
                                        -         357,595      65,560,246
-----------------------------------------------------------------------------
Property operating expenses             -               -       1,117,711
Depreciation and amortization           -               -          66,803
-----------------------------------------------------------------------------
                                        -               -       1,184,514
-----------------------------------------------------------------------------
Net income                             $-        $357,595     $64,375,732
=============================================================================


Activity in investments in all the joint ventures is as follows:
                                             2000                1999                1998
-----------------------------------------------------------------------------------------------

Investments at beginning of year           $ 8,111,989          $8,552,095         $35,449,866
Equity in earnings                           5,327,687             470,468          26,491,104
Distributions                              (13,936,671)         (1,036,915)        (53,961,857)
Contributions                                  508,399             126,341             572,982
-----------------------------------------------------------------------------------------------
Investments at end of year             $        11,404          $8,111,989          $8,552,095
===============================================================================================

5.    Cash Distributions

In 2000, the Partnership distributed, to Limited Partners only, the remaining undistributed proceeds of approximately $95,000 ($0.31 per Unit) from the 1998 sale of Chesterbrook Corporate Center and Partnership cash reserves of $3.53 per Unit. The cash reserves distribution totaled $1,192,472 with $1,073,225 distributed to the Limited Partners and $119,247 payable to the General Partners.

In 2000, the Partnership's distributions of the Taxter sale proceeds (see Note
4), Chesterbrook sale proceeds and Partnership cash reserves to Limited Partners totaled $14,308,539 ($47.00 per Unit).

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

The General Partners deferred receipt of their share of the 2000 cash reserves distribution to ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up its affairs. The amounts deferred were charged against General Partners' capital and recorded as distributions payable.

On February 27, 2001, the Partnership paid a distribution, to Limited Partners only, of approximately $913,000 ($3.00 per Unit), consisting of $406,000 ($1.33 per Unit) from the remaining undistributed proceeds from the sale of the Taxter property and $507,000 ($1.67 per Unit) from Partnership cash reserves. The General Partners deferred receipt of their share ($56,000) of the distribution of cash reserves.

6.    Related Party Transactions

An affiliate of the Managing General Partner provided property management services for Taxter Corporate Park through December 31, 1998, and for five buildings at Chesterbrook Corporate Center until it was sold in April 1998. The Partnership paid the affiliate management fees of approximately $80,000 for the year ended December 31, 1998. This amount was included as a component of equity in earnings of joint ventures.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. The Partnership incurred approximately $40,000, $72,000 and $213,000 for such services during the years ended December 31, 2000, 1999 and 1998, respectively. These amounts are included in general and administrative expenses. As of December 31, 2000, accounts payable and accrued liabilities included the $40,000 due to this affiliate for the services it performed for the Partnership in 2000.



                                             DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                                     NOTES TO FINANCIAL STATEMENTS

 7. Summary of Quarterly Results (Unaudited)
      ----------------------------------------

                                                                                        Net Income (Loss)
                                                                                       Per Unit of Limited
                                          Revenue             Net Income (Loss)         Partnership Interest
-------------------------------------------------------------------------------------------------------------
2000
  March 31                                  $167,141                 $122,358              $ 0.36
  June 30                                  5,273,072                5,235,638               17.12
  September 30                                 7,081                  (44,679)              (0.13)
  December 31                                 83,576                   94,168                0.29
-------------------------------------------------------------------------------------------------------------
    Total                                 $5,530,870               $5,407,485          $    17.64
=============================================================================================================

1999
  March 31                                  $178,603                 $134,758                0.40
  June 30                                     87,334                   37,568                0.11
  September 30                               195,544                  148,239                0.47
  December 31                                 87,956                   42,162                0.12
-------------------------------------------------------------------------------------------------------------
    Total                                   $549,437                 $362,727                1.10
==============================================================================================================

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------           -------------------------------------------------
                 ACCOUNTING AND FINANCIAL DISCLOSURE
                 -----------------------------------

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

William B. Smith, age 57, has been an Advisory Director of Morgan Stanley Dean Witter & Co. since July 2000. From June 1997 until July 2000, Mr. Smith was a Managing Director of Morgan Stanley & Co. Inc. and co-head of Morgan Stanley Realty Incorporated. Prior to June 1997, Mr. Smith was an Executive Vice President of Dean Witter Reynolds Inc., and Director of its Investment Banking Department for more than five years.

E. Davisson Hardman, Jr., age 51, has been a Managing Director of Morgan Stanley Asia, Ltd. since June 1997. For more than five years before June 1997, Mr. Hardman was a Managing Director of Dean Witter Realty Inc.

Ronald T. Carman, age 49, has been an Assistant Secretary of Morgan Stanley Dean Witter & Co. since June 1997 and a Managing Director of Morgan Stanley & Co. Inc. since July 1998. Previously, he was a Senior Vice President and Associate General Counsel of Dean Witter Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in Item 5 above. The General Partners deferred receipt of $119,247, their share of the 2000 cash reserve distributions, to ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up its affairs. There were no distributions in 1999. The General Partners received cash distributions of $216,488 during the year ended December 31, 1998.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 6 to the Financial Statements in Item 8 above.

The directors and executive officers of the Managing General Partner received no remuneration from the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------   ----------------------------------------------------
                  MANAGEMENT

(a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

(b) The executive officers and directors of the Managing General Partner own the following Units as of February 28, 2001:

                                                                                             Amount and
                                                                                              Nature of

Title of Class                Name of Beneficial Owner                                  Beneficial Ownership
--------------                ------------------------                                  --------------------

Limited                       All directors and executive officers of the                         *
Partnership                   Managing General Partner, as a group
Interests

----------------------
*Own, by virtue of ownership of limited partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.

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

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 6 to the Financial Statements in Item 8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.

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

   (10)b Purchase and Sale Agreement between Lake Colorado Associates, L.P., and Spieker Properties, L.P., an unaffiliated party filed as exhibit to the Registrant's Report on Form 8-K on April 10, 1997 is incorporated herein by reference.

   (10)c Purchase and Sale Agreement, dated as of February 10, 1998 between DWR Chesterbrook Associates, Glenhardie Corporation, Dean Witter Realty Income Partnership II, L.P., Dean Witter Realty Income Partnership III, L.P. and Part Six Associates as seller and FV Office Partners, L.P. as Buyer, filed as exhibit 2 to the Registrant's Report on Form 8-K on April 1, 1998 is incorporated herein by reference.

   (10)d Assignment and Option Agreement dated February 8, 1999 between Taxter Park Associates and DW Taxter Special Corp, filed as exhibit 10(d) to the Registrant's Report on Form 10-K for the year end December 31, 1998 is incorporated herein by reference.

   (10)e (I) Purchase and Sale Agreement Dated as of April 4, 2000, First Amendment to Purchase and Sale Agreement Dated as of May 3, 2000, Second Amendment to Purchase and Sale Agreement Dated as of May 11, 2000, Third Amendment to Purchase and Sale Agreement Dated as of May 17, 2000, Fourth Amendment to Purchase and Sale Agreement Dated as of May 18, 2000, all between Taxter Park Associates as Seller, DW Taxter Special Corp. as sublandlord and Mack-Cali Realty Acquisition Corp. as Purchaser, (II) Termination, Assignment and Recognition Agreement as of May 23, 2000 between Taxter Park Associates, DW Taxter Special Corp., Mack-Cali Realty Acquisition Corp. and KLM Royal Dutch Airlines and (III) Termination Agreement as of May 23, 2000 between Taxter Park Associates and DW Taxter Special Corp., all filed as Exhibits to the Registrant's Report on Form 8-K on May 23, 2000 are incorporated herein by reference.

(b)    Report on Form 8-K--
       No Forms 8-K were filed by the Partnership during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

By:  Dean Witter Realty Fourth Income Properties Inc.
     Managing General Partner

By:  /S/ E. Davisson Hardman, Jr.            Date:  March 30, 2001
     -------------------------------
     E. Davisson Hardman, Jr.
     President

By:  /S/ Raymond E. Koch                     Date:  March 30, 2001
     -------------------------------
     Raymond E. Koch
     Controller

     (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY FOURTH INCOME PROPERTIES INC.
Managing General Partner

/S/ William B. Smith                         Date:  March 30, 2001
----------------------------------
William B. Smith
Chairman of the Board of Directors

/S/ E. Davisson Hardman, Jr.                 Date:  March 30, 2001
----------------------------------
E. Davisson Hardman, Jr.
Director

/S/ Ronald T. Carman                         Date:  March 30, 2001
----------------------------------
Ronald T. Carman
Director