Form 10-Q
period 2001-03-31
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 2001-05-14
CIK 819342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number: 0-18147


                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.
                 ----------------------------------------------
         (Exact name of registrant as specified in governing instrument)


            Delaware                                  13-3378315
            --------                      ---------------------------------
      (State of organization)             (IRS Employer Identification No.)

      2 World Trade Center, New York, NY                10048
   ----------------------------------------           ----------
   (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code: (212) 392-2974
                                                    --------------

Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X     No
                                                    -------      ---------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item I  Financial Statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                 BALANCE SHEETS


                                                    March 31,     December 31,
                                                       2001           2000
--------------------------------------------------------------------------------


                                     ASSETS
                                     ------

Cash and cash equivalents                              $584,037     $ 1,542,591

Investment in joint venture                              11,404          11,404

Other assets                                                339           1,672
--------------------------------------------------------------------------------

                                                       $595,780      $1,555,667
================================================================================

                  LIABILITIES AND PARTNERS' CAPITAL DEFICIENCY

Accounts payable and accrued liabilities               $112,098       $ 133,403

Distributions payable to General Partners               175,615         119,247
--------------------------------------------------------------------------------

                                                        287,713         252,650
--------------------------------------------------------------------------------

Partners' capital (deficiency):
  General Partners                                   (5,573,988)     (5,515,093)
  Limited Partners ($500 per unit, 304,437
    Units issued)                                     5,882,055       6,818,110
--------------------------------------------------------------------------------
                                                        308,067       1,303,017

--------------------------------------------------------------------------------
                                                       $595,780      $1,555,667
================================================================================


                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            STATEMENTS OF OPERATIONS

                   Three months ended March 31, 2001 and 2000

                                                          2001         2000
--------------------------------------------------------------------------------

Revenues:
  Equity in earnings of joint venture                     $   -        $111,896
  Interest and other                                         13,881      55,245
--------------------------------------------------------------------------------

                                                             13,881     167,141
--------------------------------------------------------------------------------

Expenses:
  General and administrative                                 39,152      44,783
--------------------------------------------------------------------------------

Net (loss) income                                          $(25,271)   $122,358
================================================================================

Net (loss) income allocated to:
  Limited Partners                                         $(22,744)   $110,122
  General Partners                                           (2,527)     12,236
--------------------------------------------------------------------------------
                                                           $(25,271)   $122,358
================================================================================

Net (loss) income per Unit of limited partnership
  Interest                                                   $(0.07)     $ 0.36
================================================================================


                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                   STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                        Three months ended March 31, 2001


                                         Limited         General
                                        Partners        Partners         Total
--------------------------------------------------------------------------------

Partners' capital (deficiency) at
  January 1, 2001                     $ 6,818,110    $ (5,515,093)  $ 1,303,017

Net loss                                  (22,744)         (2,527)      (25,271)

Distributions                            (913,311)        (56,368)     (969,679)
--------------------------------------------------------------------------------

Partners' capital (deficiency) at
  March 31, 2001                      $ 5,882,055    $ (5,573,988)     $ 308,067
================================================================================


                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2001 and 2000


                                                           2001         2000
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net (loss) income                                      $ (25,271)    $122,358
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
      Equity in earnings of joint venture                     -        (111,896)
      Decrease (increase) in other assets                    1,333       (1,072)
      (Decrease)increase in accounts payable and
        accrued liabilities                                (21,305)      17,963
--------------------------------------------------------------------------------

          Net cash (used in) provided by
             operating activities                         (45,243)       27,353
--------------------------------------------------------------------------------

Cash flows from investing activities:
     Distributions from joint venture                         -          80,419
     Additional investments in joint venture                  -        (424,026)
--------------------------------------------------------------------------------

          Net cash used in investing activities               -        (343,607)
--------------------------------------------------------------------------------

Cash flows from financing activities:
     Distributions                                       (969,679)          -
     Increase in distributions payable to General
       Partners                                            56,368           -
--------------------------------------------------------------------------------

          Net cash used in financing activities          (913,311)          -
--------------------------------------------------------------------------------

Decrease in cash and cash equivalents                     (958,554)    (316,254)

Cash and cash equivalents at beginning of period         1,542,591    2,225,631
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                $584,037   $1,909,377
================================================================================


                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          Notes to Financial Statements

1.   The Partnership
     ---------------

Dean Witter Realty Income Partnership IV, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1986.

The Partnership's last remaining property investment was its 40.6% interest in the partnership ("TPA") which owned Taxter Corporate Park. TPA sold the Taxter property on May 23, 2000, and this sale has effectuated the dissolution of the Partnership. However, the Partnership can't wind up its affair and distribute the balance of the Partnership's cash reserves until TPA terminates its operations (see note 2). The Managing General Partner plans to terminate the Partnership in 2001.

The Partnership's interest in TPA was accounted for using the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial and tax reporting purposes.

Net (loss) income per Unit amounts are calculated by dividing net (loss) income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim period.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. Operating results of interim periods may not be indicative of the operating results for the entire year.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          Notes to Financial Statements

2. Investment in Joint Venture
   ---------------------------

The Partnership understands that TPA has certain operating issues that TPA must resolve, both with the buyer of the Taxter property and other third parties, before TPA can terminate its operations. Resolution of these issues is not anticipated to require any significant funding from the Partnership.

Summarized income statements of TPA are as follows:

                                               Quarter ended March 31,
                                                  2001            2000
----------------------------------------------------------------------------

Revenues                                               $  -     $1,208,140

Expenses                                                  -        932,534
----------------------------------------------------------------------------

Net income                                             $  -       $275,606
============================================================================

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          Notes to Financial Statements

3.   Related Party Transactions
     --------------------------

An affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the three-month periods ended March 31, 2001 and 2000, the Partnership incurred approximately $10,000 and $18,000 for these services, respectively. These amounts are included in general and administrative expenses.

4.     Cash Distributions
       ------------------

 On February 27, 2001, the Partnership distributed, 100% to Limited Partners, approximately $913,000 ($3.00 per Unit). This distribution consisted of $406,000 ($1.33 per Unit)of the remaining undistributed proceeds from the sale of the Taxter property and $507,000 ($1.67 per Unit) of Partnership cash reserves. The General Partners deferred receipt of their share of the cash reserves distribution (approximately $56,000) to ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up its affairs. The amounts deferred were charged against Partner's capital and recorded as distributions payable.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.



Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

As discussed in Note 1 to Financial Statements, the partnership ("TPA") which owned the Taxter office property sold the property on May 23, 2000. The Partnership's interest in TPA was the Partnership's only remaining property interest. The Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Taxter property was sold. The Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State in 2001.

As discussed in Note 4 to the Financial Statements, on February 27, 2001, the Partnership paid, to Limited Partners only, a distribution of $3.00 per Unit. The Partnership believes that its remaining cash reserves are adequate for its needs until the Partnership is terminated.

Except as discussed above and in the financial statements, the Managing Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations
----------

Fluctuations in the Partnership's operating results for the three month period ended March 31, 2001 compared to 2000 are primarily attributable to the following:

The absence of the Partnership's equity in earnings of joint venture in 2001 is due to the loss of operating income from TPA after it sold the Taxter property in May 2000.

                   DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.



The decrease in interest and other revenues in 2001 compared to 2000 is primarily due to a 2000 receipt of $28,000 in settlement of litigation with the original building contractor and architect of the Pasadena Financial Center property (sold 1997).

There were no other individually significant factors which caused changes in revenues or expenses.

Inflation
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.




PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibits.
              None

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

                                    DEAN WITTER REALTY INCOME
                                     PARTNERSHIP IV, L.P.

                              By:   Dean Witter Realty Fourth
                                     Income Properties Inc.
                                    Managing General Partner

Date:  May 15, 2001        By:      /S/ E. Davisson Hardman, Jr.
                                    ----------------------------
                                    E. Davisson Hardman, Jr.
                                    (President)

Date:  May 15, 2001           By:    /S/ Raymond E. Koch _
                                     -----------------------
                                     Raymond E. Koch
                                     (Principal Financial and
                                     Accounting Officer)