Form 10-Q/A
period 2000-06-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 2001-06-15
CIK 819342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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
         --------------------------------------------------------------
         (Exact name of registrant as specified in governing instrument)


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

Former name, former address and former fiscal year, if changed since last report: not applicable


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes           No     X
                                                    -------      ---------

The registrant is filing this Quarterly Report on Form 10-Q/A because it inadvertently failed to file one of its May 23, 2000 Form 8-Ks during the 12 months preceding the original filing of the Report. Accordingly, this Report indicates on the cover page that in the 12 months preceding the filing of its original Report, the registrant did not file all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934. The registrant has since filed the report.



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

BALANCE SHEETS

                                                       June 30,   December 31,
                                                         2000        1999
--------------------------------------------------------------------------------
                                     ASSETS

Cash and cash equivalents                             $ 1,438,611 $ 2,225,631
Investment in joint venture                                81,646   8,111,989
Other assets                                                1,445      94,894
--------------------------------------------------------------------------------
                                                      $ 1,521,702 $10,432,514
================================================================================

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities              $   148,927 $   109,196
Distributions payable to General Partners                 133,638       -
--------------------------------------------------------------------------------
                                                          282,565     109,196
--------------------------------------------------------------------------------
Partners' capital (deficiency):
  General partners                                     (5,528,357) (5,432,367)

  Limited partners
   ($500 per Unit, 304,437 Units issued)                6,767,494  15,755,685
--------------------------------------------------------------------------------
                                                        1,239,137  10,323,318
--------------------------------------------------------------------------------
                                                      $ 1,521,702 $10,432,514
================================================================================






                 See accompanying notes to financial statements.

                                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                               INCOME STATEMENTS

                               Three and six months ended June 30, 2000 and 1999

                                                Three months ended                 Six months ended
                                                     June 30,                           June 30,
                                                2000           1999                2000         1999
----------------------------------------------------------------------------------------------------------
Revenues:
   Equity in earnings of joint
    venture                                  $ 5,166,114        $ 71,716        $ 5,278,010      $ 233,091
  Interest and other                             106,958          15,618            162,203         32,846
----------------------------------------------------------------------------------------------------------
                                               5,273,072          87,334          5,440,213        265,937
----------------------------------------------------------------------------------------------------------
Expenses:
   General and administrative                     37,434          49,766             82,217         93,611
----------------------------------------------------------------------------------------------------------
Net income                                   $ 5,235,638        $ 37,568        $ 5,357,996      $ 172,326
==========================================================================================================
Net income allocated to:
   Limited partners                          $ 5,210,226        $  33,811       $ 5,320,348      $ 155,093
   General partners                               25,412            3,757            37,648         17,233
----------------------------------------------------------------------------------------------------------
                                             $ 5,235,638        $  37,568       $ 5,357,996      $ 172,326
==========================================================================================================
Net income per Unit of
  limited partnership interest               $     17.12        $    0.11       $     17.48      $    0.51
==========================================================================================================





                                See accompanying notes to financial statements.


                                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                        STATEMENT OF PARTNERS' CAPITAL

                                        Six months ended June 30, 2000


                                             Limited            General
                                             Partners           Partners          Total
-------------------------------------------------------------------------------------------
Partners' capital (deficiency)
   at January 1, 2000                       $15,755,685       $(5,432,367)     $10,323,318
Net income                                    5,320,348            37,648        5,357,996
Distribution                                (14,308,539)         (133,638)     (14,442,177)
-------------------------------------------------------------------------------------------
Partners' capital (deficiency)
   at June 30, 2000                         $ 6,767,494       $(5,528,357)     $ 1,239,137
===========================================================================================




                                See accompanying notes to financial statements.


                                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                           STATEMENTS OF CASH FLOWS

                                    Six months ended June 30, 2000 and 1999

                                                                              2000             1999
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                             $ 5,357,996      $   172,326
   Adjustments to reconcile net income to net cash
   provided by (used in)operating activities:
       Equity in earnings of joint venture                                 (5,278,010)        (233,091)
       Decrease (increase) in other assets                                     93,449          (27,745)
    Increase (decrease) in accounts payable and
        accrued liabilities                                                    39,731          (70,436)
-------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating activities                213,166         (158,946)
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Distributions from joint venture                                        13,816,752          288,798
   Additional investments in joint venture                                   (508,399)         (97,005)
-------------------------------------------------------------------------------------------------------------
           Net cash provided by investing activities                       13,308,353          191,793
-------------------------------------------------------------------------------------------------------------
Cash flows used in financing activities:
  Cash distributions                                                      (14,442,177)              -
  Increase in distributions payable to Genera Partners                        133,638               -
-------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                            (14,308,539)              -
-------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                             (787,020)          32,847
Cash and cash equivalents at beginning of period                            2,225,631        1,531,647
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $ 1,438,611  $ 1,564,494
=============================================================================================================




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

Summarized financial information of TPA is as follows:


                                    June 30,                   December 31,
                                      2000                            1999
----------------------------------------------------------------------------
Land and buildings, net             $       -                   $ 15,238,168
Other                                     483,862                  1,291,984
----------------------------------------------------------------------------
Total assets                        $     483,862              $  16,530,152
============================================================================
Liabilities                         $     282,758              $     399,638
Partners' Capital                         201,104                 16,130,514
----------------------------------------------------------------------------
Total liabilities and capital       $     483,862              $  16,530,152
============================================================================

                               Three months              Six months
                              ended June 30,           ended June 30,
                          2000           1999         2000          1999
----------------------------------------------------------------------------

Operating income       $   919,503   $ 1,509,107   $ 2,127,643   $ 2,817,316
Gain on sale of real
  estate                16,119,499             -    16,119,499             -
----------------------------------------------------------------------------
                        17,039,002     1,509,107    18,247,142     2,817,316
----------------------------------------------------------------------------
Expenses                   464,827     1,332,465     1,397,361     2,243,199
----------------------------------------------------------------------------
Net income             $16,574,175   $   176,642   $16,849,781   $   574,117
============================================================================

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

Operations

Fluctuations in the Partnership's operating results for the three - and six-month periods ended June 30, 2000 compared to 1999 are primarily attributable to the following:

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

                                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                           By: Dean Witter Realty Fourth Income Properties Inc. Managing General Partner


Date:  June 14, 2001       By:  /s/ E. Davisson Hardman, Jr.
                                ----------------------------
                                 E. Davisson Hardman, Jr.
                                 President


Date:  June 14, 2001       By:   /S/ Raymond E. Koch
                                 -----------------------------
                                 Raymond E.Koch
                                 Principal Accounting Officer

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.


QUARTER ENDED JUNE 30, 2000

EXHIBIT INDEX


EXHIBIT
  NO.                             DESCRIPTION

  27                              FINANCIAL DATA SCHEDULE