Form 10-Q/A
period 2000-09-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 2001-06-15
CIK 819342

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

                         Commission File Number: 0-18147


                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.
         --------------------------------------------------------------
         (Exact name of registrant as specified in governing instrument)


         Delaware                                          13-3378315
----------------------                        ----------------------------------
(State of organization)                       (IRS Employer Identification No.)



   2 World Trade Center, New York, NY                        10048
----------------------------------------                  -----------
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



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                 BALANCE SHEETS


                                                  September 30,  December 31,
                                                       2000         1999
------------------------------------------------------------------------------

                                     ASSETS
Cash and cash equivalents                           $1,538,536   $ 2,225,631
Investment in joint venture                              -         8,111,989
Other assets                                             1,564        94,894
------------------------------------------------------------------------------
                                                    $1,540,100   $10,432,514
==============================================================================

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities            $  212,004   $   109,196
Distributions payable to General Partners              133,638          -
------------------------------------------------------------------------------
                                                       345,642       109,196
------------------------------------------------------------------------------
Partners' capital (deficiency):
   General partners                                 (5,532,825)    (5,432,367)
   Limited partners
    ($500 per Unit, 304,437 Units issued)            6,727,283    15,755,685
------------------------------------------------------------------------------
                                                     1,194,458    10,323,318
==============================================================================
                                                    $1,540,100   $10,432,514
==============================================================================




                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            STATEMENTS OF OPERATIONS

             Three and nine months ended September 30, 2000 and 1999


                                    Three months ended   Nine months ended
                                       September 30,       September 30,
                                      2000        1999      2000        1999
------------------------------------------------------------------------------
Revenues:
   Equity in (loss)earnings of
     joint venture               $(12,807)   $ 174,790   $5,265,203 $ 407,881
   Interest and other              19,888       20,754      182,091    53,600
------------------------------------------------------------------------------

                                    7,081      195,544    5,447,294   461,481
------------------------------------------------------------------------------

Expenses:
   General and administrative      51,760       47,305      133,977   140,916
------------------------------------------------------------------------------

Net (loss) income                $(44,679)    $148,239   $5,313,317 $ 320,565
==============================================================================

Net (loss) income allocated to:
   Limited partners              $(40,211)    $142,916   $5,280,137 $ 298,009
General partners                   (4,468)       5,323       33,180    22,556
------------------------------------------------------------------------------
                                 $(44,679)    $148,239   $5,313,317 $ 320,565
==============================================================================
Net (loss) income per Unit of
  limited partnership interest     $(0.13)       $0.47       $17.34     $0.98
==============================================================================





                 See accompanying notes to financial statements.

                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                      Nine months ended September 30, 2000


                                      Limited        General
                                      Partners       Partners        Total
--------------------------------------------------------------------------------
Partners' capital (deficiency)
at January 1, 2000                 $ 15,755,685     $ (5,432,367)  $ 10,323,318
Net income                            5,280,137           33,180      5,313,317

Distribution                        (14,308,539)    $   (133,638)   (14,442,177)
--------------------------------------------------------------------------------

Partners' capital (deficiency)
at September 30, 2000              $  6,727,283     $ (5,532,825)  $  1,194,458
================================================================================




                 See accompanying notes to financial statements.

                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            STATEMENTS OF CASH FLOWS

                Nine months ended September 30, 2000 and 1999


                                                          2000        1999
------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                         $5,313,317  $   320,565
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Equity in earnings of joint venture              (5,265,203)    (407,881)
     Decrease (increase) in other assets                  93,330     (196,556)
     Increase (decrease) in accounts payable and
       accrued liabilities                               102,808      (49,964)
------------------------------------------------------------------------------
     Net cash provided by (used in) operating
       activities                                        244,252     (333,836)
------------------------------------------------------------------------------

Cash flows from investing activities:
   Distributions from joint venture                   13,885,591      734,710
   Additional investments in joint venture              (508,399)    (108,929)
------------------------------------------------------------------------------
     Net cash provided by investing activities        13,377,192      625,781
------------------------------------------------------------------------------
Cash flows from financing activities:
     Cash distributions                              (14,442,177)        -
     Increase in distributions payable to
       General Partners                                  133,638         -
------------------------------------------------------------------------------
     Net cash used in financing activities           (14,308,539)        -
------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents        (687,095)     291,945
Cash and cash equivalents at beginning of period       2,225,631    1,531,647
------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $1,538,536  $ 1,823,592
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

                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          Notes to Financial Statements


Summarized Statements of Operations of TPA are as follows:

                               Three months ended         Nine months ended
                                 September 30,               September 30,
                                2000       1999           2000         1999
-------------------------------------------------------------------------------
Operating income              $   1,640  $1,473,526   $ 2,129,283  $4,290,842
Gain on sale of real
   estate                          -           -       16,119,499        -
-------------------------------------------------------------------------------
                                  1,640   1,473,526    18,248,782   4,290,842
-------------------------------------------------------------------------------
Expenses                         33,185   1,402,881     1,430,546   3,646,080
-------------------------------------------------------------------------------
Net (loss) income             $(31,545)  $   70,645   $16,818,236  $  644,762
==============================================================================


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

                                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                           By: Dean Witter Realty Fourth Income Properties Inc. Managing General Partner

Date:  June 14, 2001       By:  /s/ E. Davisson Hardman, Jr.
                                --------------------------------
                                 E. Davisson Hardman, Jr.
                                 President

Date:  June 14, 2001       By:   /S/ Raymond E. Koch
                                --------------------------------
                               Raymond E.Koch
                               Principal Accounting Officer