Form 10-K/A
period 2000-12-31
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 2001-06-15
CIK 819342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes                         No  X
                                      -----                       ----



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


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I.


The registrant is filing this Annual Report on Form 10-Q/A because it inadvertently failed to file one of its May 23, 2000 Form 8-Ks during the 12 months preceding the original filing of the Report. Accordingly, this Report indicates on the cover page that in the 12 months preceding the filing of its original Report, the registrant did not file all reports required to be filed by
Section 13 or Section 15(d) of the Securities Exchange Act of 1934. The registrant has since filed the report.




ITEM 1.  BUSINESS
         --------

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

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years ended December 31, 2000, 1999 and 1998



                                                           Limited Partners       General Partners         Total
-------------------------------------------------------------------------------------------------------------------


Partners' capital (deficiency) at
   January 1, 1998                                            $42,510,045             $(5,417,146)      $37,092,899
--------------------------------------------------------------------------------------------------------------------
Net income                                                     26,291,055                 173,109        26,464,164
--------------------------------------------------------------------------------------------------------------------

Cash distributions                                            (53,379,984)               (216,488)      (53,596,472)
--------------------------------------------------------------------------------------------------------------------

Partners' capital (deficiency) at
  December 31, 1998                                            15,421,116              (5,460,525)        9,960,591

Net income                                                        334,569                  28,158           362,727
--------------------------------------------------------------------------------------------------------------------

Partners' capital (deficiency) at
  December 31, 1999                                            15,755,685              (5,432,367)       10,323,318

Net income                                                      5,370,964                  36,521         5,407,485

Cash distributions                                            (14,308,539)               (119,247)       (14,427,786)
---------------------------------------------------------------------------------------------------------------------

Partners' capital (deficiency) at   December 31,
2000                                                           $6,818,110             $(5,515,093)        $1,303,017
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

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

By:  Dean Witter Realty Fourth Income Properties Inc.
     Managing General Partner

By:  /S/ E. Davisson Hardman, Jr.            Date:  June 14,  2001
     -------------------------------
     E. Davisson Hardman, Jr.
     President

By:  /S/ Raymond E. Koch                     Date:  June 14,  2001
     -------------------------------
     Raymond E. Koch
     Controller

     (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY FOURTH INCOME PROPERTIES INC.
Managing General Partner

/S/ William B. Smith                         Date:  June 14,  2001
----------------------------------
William B. Smith
Chairman of the Board of Directors

/S/ E. Davisson Hardman, Jr.                 Date:  June 14,  2001
----------------------------------
E. Davisson Hardman, Jr.
Director

/S/ Ronald T. Carman                         Date:  June 14,  2001
----------------------------------
Ronald T. Carman
Director