Form 10-Q/A
period 2001-03-31
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 2001-06-15
CIK 819342

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

                                    DEAN WITTER REALTY INCOME
                                     PARTNERSHIP IV, L.P.

                              By:   Dean Witter Realty Fourth
                                     Income Properties Inc.
                                    Managing General Partner

Date:  June 14, 2001       By:      /S/ E. Davisson Hardman, Jr.
                                    ----------------------------
                                    E. Davisson Hardman, Jr.
                                    (President)

Date:  June 14, 2001          By:    /S/ Raymond E. Koch _
                                     -----------------------
                                     Raymond E. Koch
                                     (Principal Financial and
                                     Accounting Officer)