Form 10-Q
period 2001-06-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 2001-08-10
CIK 819342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the period ended June 30, 2001

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________ to ________.


                         Commission File Number: 0-18147


                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.
         ---------------------------------------------------------------
         (Exact name of registrant as specified in governing instrument)


            Delaware                                13-3378315
      ----------------------           ---------------------------------
      (State of organization)          (IRS Employer Identification No.)


        2 World Trade Center, New York, NY                   10048
      ----------------------------------------             ----------
      (Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code: (800) 829-8585
                                                    --------------

Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    [X]    No     [  ]

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Financial Statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                 BALANCE SHEETS



                                                       June 30,     December 31,
                                                         2001           2000
--------------------------------------------------------------------------------

                                     ASSETS


Cash and cash equivalents                             $  561,979    $ 1,542,591

Investment in joint venture                               11,404         11,404

Other assets                                              10,014          1,672
-------------------------------------------------------------------------------

                                                      $  583,397    $ 1,555,667
===============================================================================





                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued liabilities              $  131,989    $   133,403

Distributions payable to General Partners                175,615        119,247
--------------------------------------------------------------------------------

                                                         307,604        252,650
--------------------------------------------------------------------------------

Partners' capital (deficiency):
  General partners                                    (5,577,216)    (5,515,093)
  Limited partners ($500 per unit, 304,437
   Units issued)                                       5,853,009      6,818,110
--------------------------------------------------------------------------------

                                                         275,793      1,303,017
--------------------------------------------------------------------------------

                                                      $  583,397    $ 1,555,667
================================================================================








                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            STATEMENTS OF OPERATIONS

                Three and six months ended June 30, 2001 and 2000




                                                    Three months ended                        Six months ended
                                                          June 30,                                 June 30,
                                                2001                   2000                2001                 2000
-----------------------------------------------------------------------------------------------------------------------------

Revenues:
   Equity in earnings of joint
    venture                                   $    -                $5,166,114           $   -               $5,278,010
  Interest and other                             3,940                 106,958             17,821               162,203
-----------------------------------------------------------------------------------------------------------------------------

                                                 3,940               5,273,072             17,821             5,440,213
-----------------------------------------------------------------------------------------------------------------------------

Expenses:
   General and administrative                   36,214                  37,434             75,366                82,217
-----------------------------------------------------------------------------------------------------------------------------

Net (loss) income                             $(32,274)             $5,235,638           $(57,545)           $5,357,996
=============================================================================================================================

Net (loss) income allocated to:
   Limited partners                           $(29,046)             $5,210,226           $(51,790)           $5,320,348
   General partners                             (3,228)                 25,412             (5,755)               37,648
-----------------------------------------------------------------------------------------------------------------------------

                                              $(32,274)             $5,235,638           $(57,545)           $5,357,996
=============================================================================================================================

Net (loss) income per Unit of
  limited partnership interest                $  (0.10)             $    17.12           $  (0.17)           $    17.48
=============================================================================================================================








                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                         Six months ended June 30, 2001



                                         Limited        General
                                         Partners       Partners       Total
--------------------------------------------------------------------------------

Partners' capital (deficiency)
  at January 1, 2001                    $6,818,110   $(5,515,093)    $1,303,017

Net loss                                   (51,790)       (5,755)       (57,545)

Distributions                             (913,311)      (56,368)      (969,679)
--------------------------------------------------------------------------------

Partners' capital (deficiency)
  at June 30, 2001                      $5,853,009   $(5,577,216)    $  275,793
================================================================================







                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2001 and 2000


                                                                                  2001                 2000
-----------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net (loss) income                                                          $  (57,545)           $ 5,357,996
   Adjustments to reconcile net (loss) income to net cash
         (used in) provided by operating activities:
     Equity in earnings of joint venture                                            -                (5,278,010)
     (Increase) decrease in other assets                                          (8,342)                93,449
     (Decrease) increase in accounts payable and
         accrued liabilities                                                      (1,414)                39,731
-----------------------------------------------------------------------------------------------------------------

         Net cash (used in) provided by operating activities                     (67,301)               213,166
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Distributions from joint venture                                                 -                13,816,752
   Additional investments in joint venture                                          -                  (508,399)
-----------------------------------------------------------------------------------------------------------------

         Net cash provided by investing activities                                  -                13,308,353
-----------------------------------------------------------------------------------------------------------------

Cash flows used in financing activities:
  Distributions                                                                 (969,679)           (14,442,177)
  Increase in distributions payable to General Partners                           56,368                133,638
-----------------------------------------------------------------------------------------------------------------

         Net cash used in financing activities                                  (913,311)           (14,308,539)
-----------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                           (980,612)              (787,020)

Cash and cash equivalents at beginning of period                               1,542,591              2,225,631
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                    $  561,979          $   1,438,611
=================================================================================================================





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

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the gain on sale of the Taxter property included in the equity in earnings of joint venture amounts in 2000, such adjustments consist only of normal recurring accruals.

These financial statements should be read with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          Notes to Financial Statements

year ended December 31, 2000. Operating results of interim periods may not be indicative of the operating results for the entire year.

2.  Investment in Joint Venture
    ---------------------------

The Partnership understands that TPA has certain operating issues that TPA must resolve, both with the buyer of the Taxter property and other third parties, before TPA can terminate its operations. Resolution of these issues is not anticipated to require any significant funding from the Partnership.

Summarized financial information of TPA is as follows:

                             Three months                    Six months
                            ended June 30,                  ended June 30,
                         2001         2000               2001         2000
----------------------------------------------------------------------------

Operating income        $  -     $   919,503            $  -     $ 2,127,643
Gain on sale of
  Real estate              -      16,119,499                      16,119,499
----------------------------------------------------------------------------

                           -      17,039,002               -      18,247,142
----------------------------------------------------------------------------

Expenses                   -         464,827               -       1,397,361
----------------------------------------------------------------------------

Net income              $  -     $16,574,175            $  -     $16,849,781
============================================================================


3.   Related Party Transactions
     --------------------------

An affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the six-month periods ended June 30, 2001 and 2000, the Partnership incurred approximately $20,000 and $36,000 for these services, respectively. These amounts are included in general and administrative expenses.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          Notes to Financial Statements


4.   Distributions
     -------------

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

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

As discussed in Note 1 to the Financial Statements, the partnership ("TPA") which owned the Taxter office property sold the property on May 23, 2000. The Partnership's interest in TPA was the Partnership's only remaining property interest. The Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Taxter property was sold. The Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State in 2001.

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

Operations
----------

Fluctuations in the Partnership's operating results for the three and six- month periods ended June 30, 2001 compared to 2000 are primarily attributable to the following:

The absence of the Partnership's equity in earnings of joint venture in 2001 is due to the loss of operating income from TPA after it sold the Taxter property in May 2000. The Partnership's share of the gain on sale of the Taxter property (approximately $5.0 million) was included in the equity in earnings of joint venture amounts in 2000.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.


The decreases in interest and other revenues in 2001 compared to 2000 are primarily due to the absence in 2001 of a first quarter 2000 receipt of $28,000 in settlement of litigation with the original building contractor and architect of the Pasadena Financial Center property (sold 1997) and the second quarter 2000 interest earned on the Taxter sale proceeds until such proceeds were distributed to Limited Partners.

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

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.



PART II - OTHER INFORMATION
---------------------------


Item 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibits.
              None

         b)   Reports on Form 8-K.
              Report on Form 8-K dated May 23, 2000
              disclosing TPA's sale of Taxter Corporate
              Park.

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


                              DEAN WITTER REALTY INCOME
                                PARTNERSHIP IV, L.P.

                       By:    Dean Witter Realty Fourth
                              Income Properties Inc.
                              Managing General Partner


Date:  August 9, 2001         By: /s/E. Davisson Hardman, Jr.
                                  ---------------------------
                                      E. Davisson Hardman, Jr.
                                      President


Date:  August 9, 2001         By: /s/ Raymond E. Koch
                                  --------------------------------
                                      Raymond E. Koch
                                      Vice President,
                                      Assistant Secretary and Controller
                                      (Principal Financial and Accounting
                                      Officer)