Form 10-Q
period 2001-09-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 2001-11-13
CIK 819342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 2001

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number: 0-18147


                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.
                 ----------------------------------------------
         (Exact name of registrant as specified in governing instrument)


      Delaware                                            13-3378315
      --------                                            ----------
(State of organization)                        (IRS Employer Identification No.)


1221 Avenue of the Americas, New York, NY                             10020
------------------------------------------                            -----
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code: (800) 829-8585
                                                    --------------


Former name, former address and former fiscal year, if changed since last report: not applicable


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                 BALANCE SHEETS


                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2001             2000
                                                    -----------     -----------
ASSETS

Cash and cash equivalents                           $   565,051     $ 1,542,591

Investment in joint venture                              11,404          11,404

Other assets                                              9,985           1,672
                                                    -----------     -----------

                                                    $   586,440     $ 1,555,667
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities            $   116,691     $   133,403

Distributions payable to General Partners               175,615         119,247
                                                    -----------     -----------

                                                        292,306         252,650
                                                    -----------     -----------
Partners' capital (deficiency):

      General Partners                               (5,575,381)     (5,515,093)
      Limited Partners
      ($500 per Unit, 304,437 Units issued)           5,869,515       6,818,110
                                                    -----------     -----------
                                                        294,134       1,303,017
                                                    -----------     -----------

                                                    $   586,440     $ 1,555,667
                                                    ===========     ===========


                 See accompanying notes to financial statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            STATEMENTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                      --------------------------    --------------------------
                                         2001            2000          2001           2000
                                      -----------    -----------    -----------    -----------
Revenues
Equity in earnings of joint venture   $        --    $   (12,807)   $        --    $ 5,265,203
      Interest and other                    3,131         19,888         20,952        182,091
                                      -----------    -----------    -----------    -----------

                                            3,131          7,081         20,952      5,447,294
Expenses
      General and administrative          (15,210)        51,760         60,156        133,977
                                      -----------    -----------    -----------    -----------

Net income (loss)                     $    18,341    $   (44,679)   $   (39,204)   $ 5,313,317
                                      ===========    ===========    ===========    ===========

Net income (loss) allocated to:
      Limited Partners                $    16,507    $   (40,211)   $   (35,284)   $ 5,280,137
      General Partners                      1,834         (4,468)        (3,920)        33,180
                                      -----------    -----------    -----------    -----------

                                      $    18,341    $   (44,679)   $   (39,204)   $ 5,313,317
                                      ===========    ===========    ===========    ===========

Net income (loss) per Unit of
      limited partnership interest    $      0.05    $     (0.13)   $     (0.12)   $     17.34
                                      ===========    ===========    ===========    ===========


                 See accompanying notes to financial statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                   STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 2001


                                   LIMITED        GENERAL
                                   PARTNERS       PARTNERS        TOTAL
                                 -----------    -----------    -----------
Partners' capital (deficiency)
at January 1, 2001               $ 6,818,110    $(5,515,093)   $ 1,303,017

Net loss                             (35,284)        (3,920)       (39,204)

Distributions                       (913,311)       (56,368)      (969,679)
                                 -----------    -----------    -----------

Partners' capital (deficiency)
at September 30, 2001            $ 5,869,515    $(5,575,381)   $   294,134
                                 ===========    ===========    ===========



                 See accompanying notes to financial statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                         2001            2000
                                                                     ------------    ------------
Cash flows from operating activities:
      Net (loss) income                                              $    (39,204)   $  5,313,317
            Adjustments to reconcile net (loss) income to net cash
                  (used in) provided by operating activities:
                  Equity in earnings of joint venture                          --      (5,265,203)
                  (Increase) decrease  in other assets                     (8,313)         93,330
                  (Decrease) increase in accounts payable and
                        accrued liabilities                               (16,712)        102,808
                                                                     ------------    ------------

     Net cash (used in) provided by operating activities                  (64,229)        244,252
                                                                     ------------    ------------

Cash flows from investing activities:
      Distributions from joint venture                                         --      13,885,591
      Additional investments in joint venture                                  --        (508,399)
                                                                     ------------    ------------
     Net cash provided by investing activities                                 --      13,377,192
                                                                     ------------    ------------

Cash flows from financing activities:
      Distributions                                                      (969,679)    (14,442,177)
      Increase in distributions payable to General Partners                56,368         133,638
                                                                     ------------    ------------

     Net cash used in financing activities                               (913,311)    (14,308,539)
                                                                     ------------    ------------

Decrease in cash and cash equivalents                                    (977,540)       (687,095)

Cash and cash equivalents at beginning of period                        1,542,591       2,225,631
                                                                     ------------    ------------

Cash and cash equivalents at end of period                           $    565,051    $  1,538,536
                                                                     ============    ============


                 See accompanying notes to financial statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   THE PARTNERSHIP

Dean Witter Realty Income Partnership IV, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1986.

The Partnership's last remaining property investment was its 40.6% interest in the partnership ("TPA") which owned Taxter Corporate Park. TPA sold the Taxter property on May 23, 2000, and this sale has effectuated the dissolution of the Partnership. However, the Partnership can't wind up its affairs and distribute the balance of the Partnership's cash reserves until TPA terminates its operations (see Note 2). The Managing General Partner plans to terminate the Partnership as soon as possible; however, there can be no guaranty that the Partnership will be terminated by December 31, 2001.

The Partnership's interest in TPA was accounted for using the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax reporting purposes.

Net income (loss) per Unit of limited partnership interest amounts are calculated by dividing net income (loss) allocated to Limited Partners by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the gain on the sale of the Taxter property included in equity in earnings of joint venture in the second quarter of 2000, such adjustments consist only of normal recurring accruals.

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

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENT IN JOINT VENTURE (CONT'D)

Summarized income statements of TPA are as follows:

                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                        SEPTEMBER 30,                SEPTEMBER 30,
                                     2001           2000           2001          2000
                                  -----------   -----------    -----------   -----------
Operating income                  $        --   $     1,640    $        --   $ 2,129,283

Gain  on  sale  of  real estate            --            --             --    16,119,499
                                  -----------   -----------    -----------   -----------

                                           --         1,640             --    18,248,782
                                  -----------   -----------    -----------   -----------

Expenses                                   --        33,185             --     1,430,546
                                  -----------   -----------    -----------   -----------

Net (loss) income                 $        --   $   (31,545)   $        --   $16,818,236
                                  ===========   ===========    ===========   ===========



3.   RELATED PARTY TRANSACTIONS

An affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the nine months ended September 30, 2001 and 2000, the Partnership incurred approximately $30,000 and $54,000, respectively, for these services. These amounts are included in general and administrative expenses. The affiliate has also paid certain expenses on behalf of the Partnership. As of September 30, 2001, the Partnership's accounts payable and accrued liabilities include approximately $60,000 due to the affiliate.

4.   DISTRIBUTIONS

On February 27, 2001, the Partnership distributed, 100% to Limited Partners, approximately $913,000 ($3.00 per Unit). This distribution consisted of approximately $406,000 ($1.33 per Unit) of previously undistributed proceeds from the sale of the Taxter property and cash reserves of $507,000 ($1.67 per Unit). The General Partners deferred receipt of their share of the cash reserves distribution (approximately $56,000) to ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up its affairs. The amounts deferred were charged against partners' capital and recorded as distributions payable.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

As discussed in Note 1 to the Financial Statements, the partnership ("TPA") which owned the Taxter office property sold the property on May 23, 2000. The Partnership's interest in TPA was the Partnership's only remaining property interest. The Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Taxter property was sold. The Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State as soon as possible; however, there can be no guaranty that the Partnership will be terminated by December 31, 2001.

As discussed in Note 4 to the Financial Statements, on February 27, 2001, the Partnership paid, to Limited Partners only, a distribution of $3.00 per Unit. The Partnership believes that its remaining cash reserves are adequate for its needs until the Partnership is terminated.

The office of the Managing General Partner was located at the World Trade Center in New York. The Partnership did not hold any of its assets at this location. The Managing General Partner does not expect that the September 11, 2001 tragedy at the World Trade Center will adversely affect the operations of the Partnership.

Except as described above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.


OPERATIONS

Fluctuations in the Partnership's operating results for the three and nine month periods ended September 30, 2001 compared to 2000 were primarily attributable to the following:

The absence of the Partnership's equity in earnings of joint venture in 2001 is due to the loss of operating income from TPA after it sold the Taxter property in May 2000. The Partnership recognized its share of the gain on sale of the Taxter property (approximately $5.0 million) in its equity in earnings of joint venture in the second quarter of 2000.

The decrease in interest and other revenues during the nine months ended September 30, 2001 compared to 2000 was primarily due to the absence in 2001 of the second quarter 2000 interest earned on the Taxter sale proceeds until such proceeds were distributed to Limited Partners and a

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

first quarter 2000 receipt of $28,000 in settlement of litigation with the original building contractor and architect of the Pasadena Financial Center property (sold 1997).

General and administrative expenses have decreased in 2001 compared to 2000 because the Partnership is winding up its affairs in 2001.

There were no other individually significant factors which caused changes in revenues and expenses.


INFLATION

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.



PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS & REPORTS ON FORM 8-K

          (a)  Exhibits. None

          (b)  Reports on Form 8-K
               Report on Form 8-K dated September 11, 2001, disclosing the change of the address of the Partnership's executive office due to the destruction of the World Trade Center.

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



                                      DEAN WITTER REALTY INCOME
                                            PARTNERSHIP IV, L.P.



                                      By:   Dean Witter Realty Fourth Income
                                                  Properties Inc.
                                                  Managing General Partner



Date:  November 13, 2001              By:   /s/ E. Davisson Hardman, Jr.
                                            ----------------------------
                                            E. Davisson Hardman, Jr.
                                            President



Date:  November 13, 2001              By:   /s/ Raymond E Koch
                                            ------------------
                                            Raymond E. Koch
                                            Vice President, Assistant
                                            Secretary and Controller (Principal
                                            Financial and Accounting Officer)