Form 10-K
period 2001-12-31
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 2002-03-28
CIK 819342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number 0-18147

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                            13-3378315
-----------------------                        ---------------------------------
(State of organization)                        (IRS Employer Identification No.)

   1221 Avenue of the Americas New York, NY                   10020
----------------------------------------------              ----------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:       (800) 829-8585
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                  Units of Limited Partnership Interest
                  -------------------------------------
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      ------   ------

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

The proceeds from the offering were used to make equity investments in four office properties, all of which were acquired without mortgage debt. As of May 23, 2000, the Partnership had sold all of its property investments.

The Partnership Agreement provides that the Partnership shall dissolve upon the sale of the Partnership's last property investment, and that dissolution shall be effective on the day on which the event arises giving rise to the dissolution. Accordingly, the Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which Taxter Corporate Park, the last property investment, was sold. The Partnership owned its 40.6% interest in the Taxter property through a joint venture, and the Partnership cannot wind up its affairs and distribute the balance of the Partnership's cash reserves until the joint venture terminates its operations (see Note 4 to the financial statements in Item 8). The Managing General Partner plans to terminate the Partnership as soon as possible.

The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is in the Partnership's financial statements in Item 8 below.

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.

ITEM 2.  PROPERTIES
------   ----------

The Partnership's principal offices are located at 1221 Avenue of the Americas, New York, New York, 10020. The Partnership has no other offices.

As of December 31, 2001, the Partnership did not own any property investments.

In May 2000, the partnership ("TPA") which owned Taxter Corporate Park sold the property, which is located in Westchester, New York. The investment in TPA was the Partnership's last property investment. The Partnership owned a 40.6% general partnership interest in TPA. The remaining general partnership interests in TPA were owned by Dean Witter Realty Income Partnership III, L.P. (44.6%) and Dean Witter Realty Income Partnership II, L.P. (14.8%), both of which are affiliated public partnerships.

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

                                    PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------     MATTERS
           -----------------------------------------------------------------

An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow its limited partners (the "Limited Partners") to transfer their Units if a suitable buyer can be located.

As of March 4, 2002, there were 15,828 holders of limited partnership interests.

The Partnership does not pay dividends. It does, however, make distributions of cash to its partners. Pursuant to the Partnership Agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

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

The Partnership plans to make a final distribution of its remaining cash reserves when the Managing General Partner terminates the Partnership.

During the year ended December 31, 2001, the Partnership distributed, 100% to Limited Partners, approximately $913,000 ($3.00 per Unit). This distribution consisted of approximately $405,000 ($1.33 per Unit) of the remaining undistributed proceeds from the 2000 sale of the Taxter property and $508,000 ($1.67 per Unit) of Partnership cash reserves. Total distributions were $969,679 with $913,311 distributed to the Limited Partners and $56,368 payable to the General Partners.

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

The General Partners deferred receipt of their share of the cash reserve distributions in 2001 and 2000 to ensure that the Partnership would have cash to cover all liabilities that may arise while the Partnership winds up its affairs.

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

ITEM 6.  SELECTED FINANCIAL DATA
------   -----------------------

The following sets forth a summary of selected financial data for the
Partnership:

                                  For the years ended December 31,

                                      2001                2000(1)            1999(2)            1998(3)              1997(4)
----------------------------------------------------------------------------------------------------------------------------
Total revenues                     $    22,792         $ 5,530,870        $   549,437        $ 26,768,386        $ 8,574,341

Net (loss) income                  $   (53,337)        $ 5,407,485        $   362,727        $ 26,464,164        $ 4,674,724

Net (loss)
  income per Unit
  of limited partner-
  ship interest                    $     (0.16)        $     17.64        $      1.10        $      86.36        $     14.30

Cash distributions
  paid per Unit
  of limited
  partnership
  interest (5), (6)                $      3.00         $     47.00               --          $     175.34        $   181.52

Total assets of
  December 31                      $   507,641         $ 1,555,667        $10,432,514        $10,104,468        $37,482,536
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

5. Distributions paid to Limited Partners include returns of capital per Unit of limited partnership interest of $3.00, $28.26, $96.15 and $181.52 for the years ended December 31, 2001, 2000, 1998, and 1997, respectively, calculated as the excess of cash distributed per unit over accumulated earnings per Unit not previously distributed.

6. Includes distributions of proceeds from sales of real estate as follows:
2001-$1.33, 2000-$43.47, 1998-$168.94 and 1997-$156.42.

The above financial data should be read in conjunction with the financial statements in Item 8.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------      --------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

Liquidity and Capital Resources
-------------------------------

As a result of the September 11, 2001 destruction of the World Trade Center, the Partnership changed the location of its principal offices to 1221 Avenue of the Americas, New York, NY, 10020.

The 2 World Trade Center address was the location of management and administration of the Partnership; the Partnership did not hold any of its assets at this location. The Managing General Partner does not expect that the tragedy will adversely affect the operations of the Partnership.

The Partnership raised $152,218,500 in a public offering of 304,437 units which was terminated in 1988. The Partnership has no plans to raise additional capital.

The Partnership made investments in partnerships which owned four office properties. No additional investments are planned.

As discussed in Note 4 to the financial statements in Item 8, the joint venture ("TPA") which owned the Taxter office property sold the property on May 23, 2000. The Partnership's interest in TPA was the Partnership's only remaining property interest. The Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Taxter property was sold. The Partnership owned its 40.6% interest in the Taxter property through a joint venture, and the Partnership will not be able to wind up its affairs and distribute the balance of the Partnership's cash reserves until the joint venture terminates its operations. The Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State as soon as possible.

As discussed in Note 5 to the financial statements, the Partnership paid, to Limited Partners only, a distribution of $3.00 per Unit during the year ended December 31, 2001. The Partnership believes that its cash reserves are adequate for its needs until it is terminated.

Except as described above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Operations
----------

Fluctuations in the Partnership's operating results for the year ended December 31, 2001 compared to 2000 and 2000 compared to 1999 are primarily attributable to the following:

The Partnership's equity in earnings of joint ventures was higher in 2000 than in 2001 and 1999 due to the Partnership's share ($5.0 million) of the gain on the May 2000 sale of the Taxter Corporate Park property.

The Partnership's equity in earnings also included normal operating income from the Taxter joint venture of $285,000 and $323,000 in 2000 and 1999, respectively. The absence of equity in earnings of joint ventures in 2001 was also due to the loss of operating income from TPA after the sale of the Taxter property. The 2000 earnings included the Partnership's share of Taxter's operating income through the date of the sale of the property. The amount recognized by the Partnership in 1999 was reduced by its share ($229,000) of a bad debt expense recorded by the Taxter joint venture.

Interest and other income was also higher in 2000 than in 2001 and 1999 because the Partnership earned interest on the proceeds from the sale of the Taxter property in 2000 until such proceeds were distributed to Limited Partners. Also, interest and other income decreased in 2001 due to a decrease in interest rates and a decline in average cash held by the Partnership (in February 2001, the Partnership distributed over $900,000 of its cash on hand to the Limited Partners).

General and administrative expenses decreased in 2001 compared to 2000 and 2000 compared to 1999 primarily due to the decreased level of Partnership activities resulting from the sales of properties.

There were no other individually significant factors which caused changes in revenues and expenses.


Inflation
---------

Inflation has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                      INDEX

(a) Financial Statements


Independent Auditors' Report Balance Sheets at December 31, 2001 and 2000 Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999
Statements of Partners' Capital for the years
  ended December 31, 2001, 2000 and 1999
Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999
Notes to Financial Statements














All schedules have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

Independent Auditors' Report




To The Partners of
Dean Witter Realty Income Partnership IV, L.P.:


We have audited the accompanying balance sheets of Dean Witter Realty Income Partnership IV, L.P. (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Income Partnership IV, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, during the year ended December 31, 2000, the Partnership sold its last property investment, which effectuated the dissolution of the Partnership. The Partnership is in the process of winding up its affairs, and it plans to terminate.


                                       /s/Deloitte & Touche LLP
                                       DELOITTE & TOUCHE LLP



New York, New York
March 19, 2002

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                 BALANCE SHEETS

                           December 31, 2001 and 2000

                                                              2001            2000
--------------------------------------------------------------------------------------

                                     ASSETS

Cash and cash equivalents                                   $   486,279    $ 1,542,591

Investment in joint venture                                      11,404         11,404

Other assets                                                      9,958          1,672
--------------------------------------------------------------------------------------
                                                            $   507,641    $ 1,555,667
======================================================================================


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                    $    52,025    $   133,403

Distributions payable to General Partners                       175,615        119,247
--------------------------------------------------------------------------------------
                                                                227,640        252,650
--------------------------------------------------------------------------------------

Partners' capital (deficiency):
  General Partners                                           (5,576,795)    (5,515,093)
  Limited Partners ($500 per Unit, 304,437
    Units issued)                                             5,856,796      6,818,110
--------------------------------------------------------------------------------------
                                                                280,001      1,303,017
--------------------------------------------------------------------------------------
                                                            $   507,641    $ 1,555,667
======================================================================================






                  See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 2001, 2000 and 1999


                                                2001           2000          1999
---------------------------------------------------------------------------------
Revenues:
  Equity in earnings of joint ventures   $      --      $ 5,327,687   $   470,468
  Interest and other                          22,792        203,183        78,969
---------------------------------------------------------------------------------
                                              22,792      5,530,870       549,437
---------------------------------------------------------------------------------

Expenses:
  General and administrative                  76,129        123,385       186,710
---------------------------------------------------------------------------------
Net (loss) income                        $   (53,337)   $ 5,407,485   $   362,727
=================================================================================

Net (loss) income allocated to:
  Limited Partners                       $   (48,003)   $ 5,370,964   $   334,569
  General Partners                            (5,334)        36,521        28,158
---------------------------------------------------------------------------------
                                         $   (53,337)   $ 5,407,485   $   362,727
=================================================================================
Net (loss) income per Unit of limited
  partnership interest                   $     (0.16)   $     17.64   $      1.10
=================================================================================

                 See accompanying notes to financial statements.

                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years ended December 31, 2001, 2000 and 1999


                                          Limited         General
                                          Partners       Partners          Total
---------------------------------------------------------------------------------
Partners' capital (deficiency) at
  January 1, 1999                   $ 15,421,116    $ (5,460,525)   $  9,960,591

Net income                               334,569          28,158         362,727
--------------------------------------------------------------------------------
Partners' capital (deficiency) at
  December 31, 1999                   15,755,685      (5,432,367)     10,323,318

Net income                             5,370,964          36,521       5,407,485

Distributions                        (14,308,539)       (119,247)    (14,427,786)
--------------------------------------------------------------------------------

Partners' capital (deficiency) at
December 31, 2000                      6,818,110      (5,515,093)      1,303,017

Net loss                                 (48,003)         (5,334)        (53,337)

Distributions                           (913,311)        (56,368)       (969,679)
--------------------------------------------------------------------------------
Partners' capital (deficiency) at
December 31, 2001                   $  5,856,796    $ (5,576,795)   $    280,001
================================================================================





                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2001, 2000 and 1999


                                                     2001          2000            1999
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income                            $    (53,337)   $  5,407,485    $    362,727
  Adjustments to reconcile net (loss) income
    to net cash (used in) provided by
    operating activities:
    Equity in earnings of joint ventures               --        (5,327,687)       (470,468)
    (Increase) decrease in other assets              (8,286)         93,222         (74,168)
    (Decrease) increase in accounts payable
        and accrued liabilities                     (81,378)         24,207         (34,681)
-------------------------------------------------------------------------------------------

          Net cash (used in) provided by
            operating activities                   (143,001)        197,227        (216,590)
-------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Distributions from joint ventures                    --        13,936,671       1,036,915
  Investments in joint ventures                        --          (508,399)       (126,341)
-------------------------------------------------------------------------------------------

          Net cash provided by investing
            activities                                 --        13,428,272         910,574
-------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Distributions                                    (969,679)    (14,427,786)           --
  Increase in distributions payable to
    General Partners                                 56,368         119,247            --
-------------------------------------------------------------------------------------------

          Net cash used in financing
            activities                             (913,311)    (14,308,539)           --
-------------------------------------------------------------------------------------------

(Decrease) increase in cash
  and cash equivalents                           (1,056,312)       (683,040)        693,984

Cash and cash equivalents
  at beginning of year                            1,542,591       2,225,631       1,531,647
-------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year       $    486,279    $  1,542,591    $  2,225,631
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

The Partnership's last property investment was its 40.6% interest in the partnership ("TPA") which owned Taxter Corporate Park. TPA sold the Taxter property on May 23, 2000, and this sale has effectuated the dissolution of the Partnership. However, the Partnership can't wind up its affairs and distribute the balance of the Partnership's cash reserves until TPA terminates its operations (See Note 4). The Managing General Partner plans to terminate the Partnership as soon as possible.

2.  Summary of Significant Accounting Policies
    ------------------------------------------

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

The carrying value of real estate held by the joint ventures included the purchase price paid by the joint ventures and acquisition fees and expenses. Costs of improvements to the properties were capitalized, and repairs were expensed. Depreciation was recorded on the straight-line method. The joint ventures stopped recording depreciation on their properties when the joint ventures reclassified the properties as real estate held for sale.

At least annually, and more often if circumstances dictated, the Partnership evaluated the recoverability of the net carrying value of the real estate and related assets held by the joint ventures. As part of this evaluation, the Partnership assessed, among other things, whether there had been a significant decrease in the market value of any of the properties. If events or circumstances indicated that the net carrying value of a property was not recoverable, the expected future net cash flows from the property were estimated for a period of approximately five years (or a shorter period if the Partnership expected that the property would be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows was less than the carrying amount of the property, the property was written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings.

The cash flows used to evaluate the recoverability of the properties and to determine fair value were based on good faith estimates and assumptions developed by the Managing General Partner.

The joint ventures amortized deferred leasing commissions over the applicable lease terms.

The joint ventures accounted for tenant leases as operating leases. Rental income was recognized on a straight-line basis over the lives of the respective leases. The joint ventures recorded expense reimbursements paid by tenants pursuant to their leases as a component of their rental income.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

Net (loss) income per Unit amounts are calculated by dividing net (loss) income allocated to Limited Partners, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements since the liability for such taxes is that of the partners rather than the Partnership.

The accounting policies used by the joint ventures for tax reporting purposes differed from those used for financial reporting as follows: (a) depreciation was calculated using accelerated methods; (b) rental income was recognized based on the payment terms in the applicable leases; and (c) writedowns for impairment of real estate were not deductible. In addition, the Partnership's offering costs were treated differently for tax and financial reporting purposes. Primarily as a result of the differing treatments of the offering costs, the tax basis of the Partnership's assets and liabilities is approximately $16.0 million higher than the amounts reported for financial statement purposes as of December 31, 2001.

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

Distributions paid to Limited Partners include returns of capital per Unit of limited partnership interest of $3.00 and $28.26 for the years ended December 31, 2001 and 2000, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed. There were no distributions paid in 1999.

4.    Investments in Joint Ventures
      -----------------------------

Taxter Corporate Park, Westchester County, New York

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

The purchase price was paid in cash at closing. At closing, the Partnership received approximately $13.7 million, representing its 40.6% share of the cash received by TPA, net of its share of TPA's closing costs, the amount of the obligation owed to the affiliate and other deductions.

The Partnership's share of TPA's gain on sale of the Taxter property was approximately $5.0 million; such gain was allocated 100% to Limited Partners.

In 2001 and 2000, the Partnership paid, 100% to Limited Partners, cash distributions of approximately $0.4 million($1.33 per unit) and $13.3 million ($43.16 per Unit) from the Taxter sale proceeds it received.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

TPA is currently appealing the amount of real estate taxes it was charged by the local taxing authorities during the 1997 to 2000 tax years. The Managing General Partner understands that TPA must settle this appeal and resolve other matters, outstanding with the buyer of the Taxter property, before TPA can terminate its operations. Resolution of these matters is not anticipated to require any significant funding from the Partnership.
TPA is also owned 44.6% by Dean Witter Realty Income Partnership III, L.P. ("Income III"), an affiliated public partnership, and 14.8% by Dean Witter Realty Income Partnership II, L.P. an affiliated public partnership.

The partners of TPA each received cash flow and profits and losses according to their ownership interests.

Summarized income statements of the Taxter joint venture are as follows:

                                           Years ended December 31,
                                            2001         2000           1999
--------------------------------------------------------------------------------
Gain on sale of real estate            $      --      $16,269,151    $        --
Rental income                                 --        2,120,809      5,269,027
Other income                                  --            9,523         39,476
--------------------------------------------------------------------------------
                                              --       18,399,483      5,308,503
--------------------------------------------------------------------------------
Property operating expenses                   --        1,193,972      3,144,567
Depreciation and amortization                 --          233,374      1,368,026
--------------------------------------------------------------------------------
                                              --        1,427,346      4,512,593
--------------------------------------------------------------------------------
Net income                             $      --      $16,972,137    $   795,910
================================================================================

                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

Chesterbrook Corporate Center, Valley Forge, Pennsylvania

As a part of the 1998 Purchase and Sale Agreement for the Chesterbrook properties, escrows were established for the cost of certain building improvements and tenant improvements (the "Improvements") at the properties. In addition to payment of the purchase price, at closing, the purchaser deposited into these escrows approximately $2.3 million related to the Improvements. The escrowed sales proceeds were not included in the calculation of the 1998 gain on the sale of the property because of the uncertainty of its realization. During 1999, DWCA received approximately $232,000 from the escrow (including $35,000 of interest earned thereon), and approximately $125,000 in settlement of a prior year's expense reimbursement from tenants. The Partnership's share of these amounts, approximately $147,000, was recorded in equity in earnings of joint venture in 1999.

In 2000, the Partnership distributed, to Limited Partners only, the remaining undistributed proceeds (approximately $0.31 per Unit) from the 1998 sale of the Chesterbrook property.

The Partnership, Income III and an affiliate of the Managing General Partner owned 41.2%, 26.7% and 32.1% interests, respectively, in DWCA.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

Summarized results of operations of DWCA are as follows:

                                                   Years ended December 31,
                                                 2001         2000        1999
--------------------------------------------------------------------------------

Rental income                                     $-         $-         $125,413
Other income                                       -          -           35,211
Gain on sale of real estate                        -          -          196,971
--------------------------------------------------------------------------------
                                                   -          -          357,595
--------------------------------------------------------------------------------

Expenses                                           -          -             --
--------------------------------------------------------------------------------

Net income                                        $-         $-         $357,595
================================================================================


Activity in investments in all the joint ventures is as follows:


--------------------------------------------------------------------------------
                                          2001          2000          1999
--------------------------------------------------------------------------------

Investments at beginning of year    $     11,404   $  8,111,989    $  8,552,095
Equity in earnings                          --        5,327,687         470,468
Distributions                               --      (13,936,671)     (1,036,915)
Contributions                               --          508,399         126,341
--------------------------------------------------------------------------------

Investments at end of year           $     11,404   $     11,404    $  8,111,989
================================================================================


5.  Distributions
    -------------

In 2001 and 2000, the Partnership distributed cash reserves of approximately $1.67 per Unit and $3.53 per Unit, respectively, along with its distribution of sales proceeds (see Note 4). The 2001 cash reserves distribution totaled $563,680 with $507,312 distributed to the Limited Partners and $56,368 payable to the General Partners. The 2000 cash reserves distribution totaled $1,192,472 with $1,073,225 distributed to the Limited Partners and $119,247 payable to the General Partners.

In 2001, the Partnership's distribution of the Taxter sale proceeds and Partnership cash reserves to Limited Partners totaled $913,311 ($3.00 per unit). In 2000, the Partnership's distributions of the Taxter sale proceeds, Chesterbrook sale proceeds and Partnership cash reserves to Limited Partners totaled $14,308,539 ($47.00 per Unit).

                DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

The General Partners deferred receipt of their share of the 2001 and 2000 cash reserve distributions to ensure that the Partnership would have cash to cover all liabilities that may arise while the Partnership winds up its affairs. The amounts deferred were charged against General Partners' capital and recorded as distributions payable.

6.  Related Party Transactions

An affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. The Partnership incurred approximately $26,000, $40,000, and $72,000 for such services during the years ended December 31, 2001, 2000 and 1999, respectively. These amounts are included in general and administrative expenses.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

7.  Summary of Quarterly Results (Unaudited)
    ----------------------------------------

                                                                  Net(Loss)
                                                               Income Per Unit
                                                                 of Limited
                                                    Net (Loss)   Partnership
                                        Revenue      Income        Interest
------------------------------------------------------------------------------

2001
     March 31                      $    13,881    $   (25,271)    $  (0.07)
     June 30                             3,940        (32,274)       (0.10)
     September 30                        3,131         18,341         0.05
     December 31                         1,840        (14,133)       (0.04)
------------------------------------------------------------------------------

       Total                       $    22,792    $   (53,337)    $  (0.16)
==============================================================================

2000
     March 31                      $   167,141    $   122,358     $   0.36
     June 30                         5,273,072      5,235,638        17.12
     September 30                        7,081        (44,679)       (0.13)
     December 31                        83,576         94,168         0.29
------------------------------------------------------------------------------

       Total                       $ 5,530,870    $ 5,407,485     $  17.64
==============================================================================

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------      -------------------------------------------------
            ACCOUNTING AND FINANCIAL DISCLOSURE
            -----------------------------------

None.


                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

The Partnership is a limited partnership and has no directors or executive officers.

The directors and executive officers of the Managing General Partner are as follows:
                                          Position with the
Name                                   Managing General Partner
----                                   ------------------------

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

William B. Smith, age 58, has been an Advisory Director of Morgan Stanley & Co., Incorporated since July 2000. From June 1997 until July 2000, Mr. Smith was a Managing Director of Morgan Stanley & Co., Incorporated and co-head of Morgan Stanley Realty Incorporated. Prior to June 1997, Mr. Smith was an Executive Vice President of Morgan Stanley DW Inc., and Director of its Investment Banking Department for more than five years.

E. Davisson Hardman, Jr., age 52, has been an Advisory Director of Morgan Stanley & Co., Incorporated. since September 2001. From June 1997 to September 2001, he was a Managing Director of Morgan Stanley Asia, Ltd. For more than five years before June 1997, Mr. Hardman was a Managing Director of Dean Witter Realty Inc.

Ronald T. Carman, age 50, has been an Assistant Secretary of Morgan Stanley Dean Witter & Co. since June 1997 and a Managing Director of Morgan Stanley & Co. Incorporated since July 1998. Previously, he was a Senior Vice President and Associate General Counsel of Morgan Stanley DW Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in Item 5 above. The General Partners deferred receipt of their share of the 2001 and 2000 cash reserve distributions ($56,368 and $119,247 for the years ending December 31, 2001 and 2000, respectively) to ensure that the Partnership would have cash to cover all liabilities that may arise while the Partnership winds up its affairs. There were no distributions in 1999.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 6 to the Financial Statements in Item 8 above.

The directors and executive officers of the Managing General Partner received no remuneration from the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------   MANAGEMENT
          ----------------------------------------------------

(a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

(b) The executive officers and directors of the Managing General Partner own the following Units as of February 28, 2002:

                                                              Amount and
                                                              Nature of
Title of Class      Name of Beneficial Owner             Beneficial Ownership
--------------      ------------------------             --------------------

Limited             All directors and executive                   *
Partnership         officers of the Managing General
Interests           Partner, as a group

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

(b)   Report on Form 8-K--
            Report on Form 8-K dated September 11, 2001, disclosing the change of the address of the Partnership's executive office due to the destruction of the World Trade Center.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

By:  Dean Witter Realty Fourth Income Properties Inc.
     Managing General Partner

By:  /S/ E. Davisson Hardman, Jr.                        Date:  March 27, 2002
     ------------------------------------------
     E. Davisson Hardman, Jr.
     President

By:  /S/ Jeffrey D. Hahn                                 Date:  March 27, 2002
     ------------------------------------------
     Jeffrey D. Hahn
     Vice President
     Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY FOURTH INCOME PROPERTIES INC.
Managing General Partner

/S/ William B. Smith                                     Date:  March 27, 2002
-----------------------------------------------
William B. Smith
Chairman of the Board of Directors

/S/ E. Davisson Hardman, Jr.                             Date:  March 27, 2002
-----------------------------------------------
E. Davisson Hardman, Jr.
Director

/S/ Ronald T. Carman                                     Date:  March 27, 2002
-----------------------------------------------
Ronald T. Carman
Director