Form 10-Q
period 2002-03-31
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 2002-05-13
CIK 819342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2002

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number: 0-18147


                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.
                 ----------------------------------------------
         (Exact name of registrant as specified in governing instrument)


            Delaware                                  13-3378315
            --------                      ---------------------------------
      (State of organization)             (IRS Employer Identification No.)


      195 Broadway, New York, NY                        10007
   ----------------------------------------           ----------
   (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code: (800) 829-8585
                                                    --------------

1221 Avenue of the Americas, New York, NY 10020 Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                         PART I - FINANCIAL INFORMATION

Item I  Financial Statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                 BALANCE SHEETS


                                                    March 31,     December 31,
                                                       2002           2001
--------------------------------------------------------------------------------

                                     ASSETS

Cash and cash equivalents                          $    487,464     $   486,279

Investment in joint venture                              11,404          11,404

Other assets                                              9,958           9,958
--------------------------------------------------------------------------------

                                                   $    508,826     $   507,641
================================================================================


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities           $     62,909     $    52,025

Distributions payable to General Partners               175,615         175,615
--------------------------------------------------------------------------------

                                                        238,524         227,640
--------------------------------------------------------------------------------

Partners' capital (deficiency):
  General Partners                                   (5,585,524)     (5,576,795)
  Limited Partners ($500 per Unit, 304,437
    Units issued)                                     5,855,826       5,856,796
--------------------------------------------------------------------------------
                                                        270,302         280,001
--------------------------------------------------------------------------------
                                                   $    508,826     $   507,641
================================================================================




                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            STATEMENTS OF OPERATIONS

                   Three months ended March 31, 2002 and 2001

                                                             2002         2001
--------------------------------------------------------------------------------

Revenues:
  Interest and other                                      $   1,185    $ 13,881
--------------------------------------------------------------------------------

Expenses:
  General and administrative                                 10,884      39,152
--------------------------------------------------------------------------------

Net loss                                                  $  (9,699)   $(25,271)
================================================================================

Net loss allocated to:
  Limited Partners                                        $  (8,729)   $(22,744)
  General Partners                                             (970)     (2,527)
--------------------------------------------------------------------------------
                                                          $  (9,699)   $(25,271)

================================================================================

Net loss per Unit of limited partnership
  Interest                                                $   (0.03)     $(0.07)
================================================================================







                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                   STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                        Three months ended March 31, 2002


                                       Limited         General
                                      Partners        Partners         Total
--------------------------------------------------------------------------------

Partners' capital (deficiency) at
  January 1, 2002                    $ 5,856,796    $ (5,576,795)     $ 280,001

Net loss                                    (970)         (8,729)        (9,699)
--------------------------------------------------------------------------------

Partners' capital (deficiency) at
  March 31, 2002                     $ 5,855,826    $ (5,585,524)     $ 270,302
================================================================================








                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2002 and 2001


                                                           2002         2001
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                              $   (9,699)  $  (25,271)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
      Decrease in other assets                                  --        1,333
      Increase (decrease) in accounts payable and
        accrued liabilities                                 10,884      (21,305)
--------------------------------------------------------------------------------

          Net cash provided by (used in)
             operating activities                            1,185      (45,243)
--------------------------------------------------------------------------------

Cash flows from financing activities:
      Distributions                                             --     (969,679)
      Increase in distributions payable to
        General Partners                                        --       56,368
--------------------------------------------------------------------------------

          Net cash used in financing activities                 --     (913,311)
--------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents             1,185     (958,554)

Cash and cash equivalents at beginning of period           486,279    1,542,591
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period              $  487,464   $  584,037
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

The Partnership's last remaining property investment was its 40.6% interest in the partnership ("TPA") which owned Taxter Corporate Park. TPA sold the Taxter property on May 23, 2000, and this sale has effectuated the dissolution of the Partnership. However, the Partnership can't wind up its affairs, and distribute the balance of the Partnership's cash reserves until TPA terminates its operations (see note 2). The Managing General Partner plans to terminate the Partnership as soon as possible.

The Partnership's interest in TPA was accounted for using the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial and tax reporting purposes.

Net loss per Unit amounts are calculated by dividing net loss allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim period.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. Operating results of interim periods may not be indicative of the operating results for the entire year.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          Notes to Financial Statements


2. Investment in Joint Venture

TPA is currently appealing the amount of real estate taxes it was charged by the local taxing authorities during the 1997 to 2000 tax years. TPA won a judgment in the Trial Court, which the taxing authorities have now appealed. The Partnership understands that TPA must resolve this appeal and other outstanding matters with the buyer of the Taxter property, before TPA can terminate its operations. Resolution of these issues is not anticipated to require any significant funding from the Partnership.

3.   Related Party Transactions

An affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the three-month periods ended March 31, 2002 and 2001, the Partnership incurred approximately $6,500 and $10,000, for these services, respectively. These amounts are included in general and administrative expenses.

At March 31, 2002, the Partnership's accounts payable and accrued liabilities included approximately $17,600 due to the affiliate for the 2002 services it performed for the Partnership and expenses it paid on behalf of the Partnership.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

As discussed in Note 1 to the financial statements, the partnership ("TPA") which owned the Taxter office property sold the property on May 23, 2000. The Partnership's interest in TPA was the Partnership's only remaining property interest. The Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Taxter property was sold. The Partnership owned its 40.6% interest in the Taxter property through a joint venture, and the Partnership will not be able to wind up its affairs and distribute the balance of the Partnership's cash reserves until the joint venture terminates its operations (see Note 2 to the financial statements). The Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State as soon as possible. The Partnership believes that its remaining cash reserves are adequate for its needs until the Partnership is terminated.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three month period ended March 31, 2002 compared to 2001 are primarily attributable to the following:

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.



Interest and other revenues decreased in 2002 compared to 2001 primarily due to a decrease in interest rates and a decline in average cash held by the Partnership (in February 2001, the Partnership distributed over $910,000 of its cash on hand to the Limited Partners).

General and administrative expenses decreased in 2002 compared to 2001 primarily due to expense reductions and the decreased level of Partnership activities while the Partnership winds up its affairs.

There were no other individually significant factors which caused changes in revenues or expenses.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership.

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

                                    DEAN WITTER REALTY INCOME
                                      PARTNERSHIP IV, L.P.

                              By:   Dean Witter Realty Fourth
                                    Income Properties Inc.
                                    Managing General Partner


Date:  May 13, 2002           By:   /s/ E. Davisson Hardman, Jr.
                                    ----------------------------
                                    E. Davisson Hardman, Jr.
                                    President


Date:  May 13, 2002           By:   /s/ Jeffrey D. Hahn
                                    ---------------------------
                                    Jeffrey D. Hahn
                                    Vice President
                                    Principal Financial and
                                    Accounting Officer