Form 10-Q
period 2002-06-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 2002-08-13
CIK 819342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2002

                                       OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number: 0-18147


                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in governing instrument)


                 Delaware                                  13-3378315
--------------------------------------------------------------------------------
         (State of organization)               (IRS Employer Identification No.)


        195 Broadway, New York, NY                            10007
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code: (800) 829-8585
                                                   -----------------------------

Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                 BALANCE SHEETS

                                                                             June 30,       December 31,
                                                                               2002             2001
--------------------------------------------------------------------------------------------------------
                                     ASSETS

Cash and cash equivalents                                                   $   478,114      $   486,279

Investment in joint venture                                                      23,504           11,404

Other assets                                                                      9,958            9,958
--------------------------------------------------------------------------------------------------------

                                                                            $   511,576      $   507,641
========================================================================================================


                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Accounts payable and accrued liabilities                                    $    73,595      $    52,025

Distributions payable to General Partners                                       175,615          175,615
--------------------------------------------------------------------------------------------------------

                                                                                249,210          227,640
--------------------------------------------------------------------------------------------------------

Partners' capital (deficiency):
  General Partners                                                           (5,578,559)      (5,576,795)
  Limited Partners ($500 per Unit, 304,437
    Units issued and outstanding)                                             5,840,925        5,856,796
--------------------------------------------------------------------------------------------------------
                                                                                262,366          280,001

--------------------------------------------------------------------------------------------------------

                                                                            $   511,576      $   507,641
========================================================================================================

                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            STATEMENTS OF OPERATIONS

                Three and six months ended June 30, 2002 and 2001

                                                                     Three months ended           Six months ended
                                                                          June 30,                    June 30,
                                                                     2002          2001          2002          2001
---------------------------------------------------------------------------------------------------------------------
Revenues:
  Equity in earnings of joint venture                              $ 12,100      $     --      $ 12,100      $     --
  Interest and other                                                  1,435         3,940         2,620        17,821
---------------------------------------------------------------------------------------------------------------------
                                                                     13,535         3,940        14,720        17,821
Expenses:
  General and administrative                                         21,471        36,214        32,355        75,366
---------------------------------------------------------------------------------------------------------------------

Net loss                                                           $ (7,936)     $(32,274)     $(17,635)     $(57,545)
=====================================================================================================================


Net loss allocated to:
  Limited Partners                                                 $ (7,142)     $(29,046)     $(15,871)     $(51,790)
  General Partners                                                     (794)       (3,228)       (1,764)       (5,755)
---------------------------------------------------------------------------------------------------------------------

                                                                   $ (7,936)     $(32,274)     $(17,635)     $(57,545)
=====================================================================================================================


Net loss per Unit of limited partnership
  interest                                                         $  (0.02)     $  (0.10)     $  (0.05)     $  (0.17)
=====================================================================================================================

                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                   STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                         Six months ended June 30, 2002

                                                           Limited         General
                                                          Partners         Partners          Total
------------------------------------------------------------------------------------------------------
Partners' capital (deficiency) at
  January 1, 2002                                        $ 5,856,796      $(5,576,795)     $   280,001

Net loss                                                     (15,871)          (1,764)         (17,635)
------------------------------------------------------------------------------------------------------

Partners' capital (deficiency) at
  June 30, 2002                                          $ 5,840,925      $(5,578,559)     $   262,366
======================================================================================================

                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2002 and 2001

                                                                                         2002             2001
-----------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                           $   (17,635)     $   (57,545)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Equity in earnings of joint venture                                                (12,100)              --
      Increase in other assets                                                                --           (8,342)
      Increase (decrease) in accounts payable and
        accrued liabilities                                                               21,570           (1,414)
-----------------------------------------------------------------------------------------------------------------

          Net cash used in
             operating activities                                                         (8,165)         (67,301)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Distributions to partners                                                                   --         (969,679)
  Increase in distributions payable to General
    Partners                                                                                  --           56,368
-----------------------------------------------------------------------------------------------------------------

          Net cash used in financing activities                                               --         (913,311)
-----------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                                     (8,165)        (980,612)

Cash and cash equivalents at beginning of period                                         486,279        1,542,591
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                           $   478,114      $   561,979
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

The Partnership's last remaining property investment was its 40.6% interest in the partnership ("TPA") which owned Taxter Corporate Park. TPA sold the Taxter property on May 23, 2000, and this sale effectuated the dissolution of the Partnership. However, the Partnership will not be able to wind up its affairs, and distribute the balance of the Partnership's cash reserves until TPA terminates its operations (see Note 2). The Managing General Partner plans to terminate the Partnership as soon as possible.

The Partnership's 40.6% interest in TPA is accounted for using the equity method.

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

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          Notes to Financial Statements

2.   Investment in Joint Venture
     ---------------------------

TPA appealed the amount of real estate taxes it was charged by the local taxing authorities during the 1997 to 2000 tax years. TPA won a judgment in the Trial Court from which the Partnership would receive approximately $300,000. However, the taxing authorities have appealed the judgment, and TPA has entered into settlement discussions with the taxing authorities. Accordingly, the amount that the Partnership ultimately collects from TPA's real estate tax appeal may be substantially less than the Partnership's share of the judgement. The Partnership understands that TPA must resolve this appeal before TPA can terminate its operations. Resolution of these issues is not anticipated to require any significant funding from the Partnership.

3.   Related Party Transactions
     --------------------------

An affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the six-month periods ended June 30, 2002 and 2001, the Partnership incurred approximately $13,000 and $20,000, for these services, respectively. These amounts are included in general and administrative expenses.

At June 30, 2002, the Partnership's accounts payable and accrued liabilities included approximately $35,000 due to the affiliate. This amount consisted of the above-mentioned $13,000 due to the affiliate and a $22,000 payable for the reimbursement of expenses the affiliate paid on behalf of the Partnership during 2002.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.


Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

Liquidity and Capital Resources
-------------------------------

As discussed in Note 1 to financial statements, the partnership ("TPA") which owned the Taxter office property sold the property on May 23, 2000. The Partnership's interest in TPA was the Partnership's only remaining property interest. The Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Taxter property was sold. The Partnership owned its 40.6% interest in the Taxter property through TPA, and the Partnership will not be able to wind up its affairs and distribute the balance of the Partnership's cash reserves until TPA terminates its operations (see Note 2 to the financial statements). The Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State as soon as possible. The Partnership believes that its remaining cash reserves are adequate for its needs until the Partnership is terminated.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations
----------

Fluctuations in the Partnership's operating results for the three and six month periods ended June 30, 2002 compared to 2001 are primarily attributable to the following:

The equity in earnings of joint venture recognized in the 2002 periods represent the Partnership's share of Taxter tenant receivables, collected by TPA during the second quarter of 2002, which had been previously written off.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.


Interest and other revenues decreased in the 2002 periods compared to 2001 primarily due to a decrease in interest rates and a decline in average cash held by the Partnership (in February 2001, the Partnership distributed over $910,000 to the Limited Partners).

General and administrative expenses decreased in the 2002 periods compared to 2001 primarily due to expense reductions and the decreased level of Partnership activities as the Partnership winds up its affairs.

There were no other individually significant factors which caused changes in revenues or expenses.

Inflation
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership.

Item 3.     Quantitative and Qualitative Disclosure About
            ---------------------------------------------
            Market Risk
            -----------

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a position or portfolio.

Other than the Partnership's interest in TPA, the Partnership's assets consist of cash and short-term time deposits. The Partnership does not hold any instruments for trading purposes. The Partnership's liabilities consist of accounts payable and other short-term liabilities. At June 30, 2002 the Partnership had no material exposure to market risk. It also does not hold any derivative securities. The Partnership's exposure to market risk as of June 30, 2002, and during the three-month and six-month periods ending June 30, 2002, did not change materially compared to the Partnership's exposure to market risk as of June 30, 2001, and during the three-month and six-month periods ending June 30, 2001.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.


PART II - OTHER INFORMATION
---------------------------

Item 6.     Exhibits and Reports on Form 8-K.

     (a)    Exhibits

            (99.1) Certification of Periodic Report by William B. Smith, Chairman and Chief Executive Officer of Dean Witter Realty Fourth Income Properties Inc., the Managing General Partner of Dean Witter Realty Income Partnership IV, L.P.

            (99.2) Certification of Periodic Report by Jeffrey D. Hahn, Vice President and Principal Financial and Accounting Officer of Dean Witter Realty Fourth Income Properties Inc., the Managing General Partner of Dean Witter Realty Income Properties IV, L.P.


     (b)    Reports on Form 8-K.

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

                                                DEAN WITTER REALTY INCOME
                                                  PARTNERSHIP IV, L.P.

                                           By:  Dean Witter Realty Fourth
                                                Income Properties Inc.
                                                Managing General Partner


Date:  August 13, 2002                     By:  /S/ E. Davisson Hardman, Jr.
                                                -------------------------------
                                                E. Davisson Hardman, Jr.
                                                President


Date:  August 13, 2002                     By:  /S/ Jeffrey D. Hahn
                                                -------------------------------
                                                Jeffrey D. Hahn
                                                Vice President
                                                Principal Financial and
                                                Accounting Officer

                                  EXHIBIT INDEX


99.1 Certification of Periodic Report by William B. Smith, Chairman and Chief Executive Officer of Dean Witter Realty Fourth Income Properties Inc., the Managing General Partner of Dean Witter Realty Income Properties IV, L.P.

99.2 Certification of Periodic Report by Jeffrey D. Hahn, Vice President and Principal Financial and Accounting Officer of Dean Witter Realty Fourth Income Properties Inc., the Managing General Partner of Dean Witter Realty Income Partnership IV, L.P.