Form 10-Q
period 2002-09-30
WITTER DEAN REALTY INCOME PARTNERSHIP IV L P
filed 2002-11-14
CIK 819342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2002

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

Item I. Financial Statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                       2002            2001
                                                  -------------    ------------

                                     ASSETS

Cash and cash equivalents                         $     443,421    $    486,279
Investment in joint venture                             155,504          11,404
Other assets                                              9,958           9,958
                                                  -------------    ------------
                                                  $     608,883    $    507,641
                                                  =============    ============

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Accounts payable and accrued liabilities          $      50,444    $     52,025
Distributions payable to General Partners               175,615         175,615
                                                  -------------    ------------
                                                        226,059         227,640
                                                  =============    ============

Partners' capital (deficiency):
  General Partners                                   (5,566,513)     (5,576,795)
  Limited Partners ($500 per unit, 304,437
    Units issued and outstanding)                     5,949,337       5,856,796
                                                  -------------    ------------

                                                        382,824         280,001
                                                  -------------    ------------

                                                  $     608,883    $    507,641
                                                  =============    ============

                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            STATEMENTS OF OPERATIONS

             Three and nine months ended September 30, 2002 and 2001

                                         Three months ended       Nine months ended
                                            September 30,           September 30,
                                          2002       2001         2002         2001
                                        --------   ---------    ---------    --------
Revenues:
  Equity in earnings of joint venture   $132,000   $      --    $ 144,100    $     --
  Interest and other                       1,420       3,131        4,040      20,952
                                        --------   ---------    ---------    --------
                                         133,420       3,131      148,140      20,952

Expenses:
  General and administrative              12,962     (15,210)      45,317      60,156
                                        --------   ---------    ---------    --------
Net income (loss)                       $120,458   $  18,341    $ 102,823    $(39,204)
                                        ========   =========    =========    ========

Net income (loss) allocated to:
  Limited Partners                      $108,412   $  16,507    $  92,541    $(35,284)
  General Partners                        12,046       1,834       10,282      (3,920)
                                        --------   ---------    ---------    --------
                                        $120,458   $  18,341    $ 102,823    $(39,204)
                                        ========   =========    =========    ========

Net income (loss) per Unit of limited
    partnership interest                $   0.35   $    0.05    $    0.30    $  (0.12)
                                        ========   =========    =========    ========

               See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                   STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                      Nine months ended September 30, 2002

                                             Limited       General
                                             Partners     Partners       Total
                                            ----------   -----------    --------
Partners' capital (deficiency) at
  January 1, 2002                           $5,856,796   $(5,576,795)   $280,001
Net income                                      92,541        10,282     102,823
                                            ----------   -----------    --------
Partners' capital (deficiency) at
  September 30, 2002                        $5,949,337   $(5,566,513)   $382,824
                                            ==========   ===========    ========

                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                            STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2002 and 2001

                                                          2002          2001
                                                       ---------    -----------
Cash flows from operating activities:
  Net income (loss)                                    $ 102,823    $   (39,204)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Equity in earnings of joint venture               (144,100)            --
      Decrease in other assets                                --         (8,313)
      Decrease in accounts payable and
        accrued liabilities                               (1,581)       (16,712)
                                                       ---------    -----------

          Net cash used in operating activities          (42,858)       (64,229)
                                                       ---------    -----------

Cash flows from financing activities:
  Distributions to partners                                   --       (969,679)
  Increase in distributions payable
    to General Partners                                       --         56,368
                                                       ---------    -----------

          Net cash used in financing activities               --       (913,311)

Decrease in cash and cash equivalents                    (42,858)      (977,540)

Cash and cash equivalents at beginning of period         486,279      1,542,591
                                                       ---------    -----------

Cash and cash equivalents at end of period             $ 443,421    $   565,051
                                                       =========    ===========

               See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          Notes to Financial Statements

1.    The Partnership

Dean Witter Realty Income Partnership IV, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1986.

The Partnership's last remaining property investment was its 40.6% interest in Taxter Park Associates ("TPA"), which owned Taxter Corporate Park. TPA sold the Taxter property on May 23, 2000, and this sale has effectuated the dissolution of the Partnership. However, the Partnership will not be able to wind up its affairs and distribute the balance of the Partnership's cash reserves until TPA terminates its operations (see Note 2). TPA now expects to terminate its operations in December 2002, and accordingly, the Managing General Partner plans to distribute the Partnership's remaining cash (including amounts expected to be received from the termination of TPA) and terminate the Partnership before December 31, 2002. If the Partnership is successful, these financial statements will be the final financial statements issued by the Partnership.

The Partnership's interest in TPA is accounted for using the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial and tax reporting purposes.

Net income (loss) per Unit of Limited Partnership interest amounts are calculated by dividing net income (loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

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

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                          Notes to Financial Statements

2.    Investment in Joint Venture

TPA appealed the amount of real estate taxes it was charged by the local taxing authorities during the 1997 to 2000 tax years. TPA won a judgment in the Trial Court during the second fiscal quarter of 2002; however, the taxing authorities appealed the judgment. In September 2002, TPA and the taxing authorities settled their dispute. TPA expects to receive the settlement amount (of which approximately $132,000 is distributable to the Partnership) and terminate by December 31, 2002.

3.    Related Party Transactions

An affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the nine-month periods ended September 30, 2002 and 2001, the Partnership incurred approximately $19,000 and $30,000, for these services, respectively. These amounts are included in general and administrative expenses.

At September 30, 2002, the Partnership's accounts payable and accrued liabilities included approximately $6,000 due to the above mentioned affiliate for its third quarter 2002 services and $11,000 payable for the reimbursement of expenses the affiliate paid on behalf of the Partnership.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As discussed in Note 1 to financial statements, Taxter Park Associates ("TPA"), which owned the Taxter office property, sold the property on May 23, 2000. The Partnership's 40.6% interest in TPA was the Partnership's only remaining property interest. As a result of a settlement between TPA and the local taxing authorities resolved in September 2002, TPA expects to receive a settlement, of which approximately $132,000 is distributable to the Partnership. TPA expects to distribute its remaining cash (to the Partnership and the other joint venturers) and terminate by December 31, 2002. See Note 2 to the financial statements.

The Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Taxter property was sold. The Partnership plans to wind up its affairs, distribute its remaining cash reserves (including amounts expected to be received from the termination of TPA) and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State before December 31, 2002. The Managing General Partner estimates that the Partnership's final cash distribution to be paid to the Limited Partners will approximate $1.08 per Unit.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three and nine month periods ended September 30, 2002 compared to 2001 were primarily attributable to the following:

The equity in earnings of joint venture amounts recognized in 2002 primarily consists of the Partnership's share of the TPA settlement discussed above. During the nine month period ended September 30, 2002, the equity in earnings of joint venture also included the Partnership's share of Taxter tenant receivables,

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

collected by TPA during the second quarter of 2002, which had been previously written off.

Interest and other revenues decreased in the 2002 periods compared to 2001 primarily due to a decrease in interest rates and a decline in average cash held by the Partnership (in February 2001, the Partnership distributed over $910,000 to the Limited Partners).

General and administrative expenses decreased during the nine months ended September 30, 2002 compared to 2001 primarily due to the decreased level of Partnership activities while the Partnership winds up its affairs.

There were no other individually significant factors which caused changes in revenues or expenses.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a position or portfolio.

Other than the Partnership's interest in TPA, the Partnership's assets consist of cash and short-term time deposits. The Partnership does not hold any instruments for trading purposes. The Partnership's liabilities consist of accounts payable and other short-term liabilities. At September 30, 2002, the Partnership had no material exposure to market risk. It also does not hold any derivative securities. The Partnership's exposure to market risk as of September 30, 2002, and during the three-month and nine-month periods ending September 30, 2002, did not change materially compared to the Partnership's exposure to market risk as of September 30, 2001, and during the three-month and nine-month periods ending September 30, 2001.

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

Item 4. CONTROLS AND PROCEDURES

Based upon their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Chairman and Chief Executive Officer and the Vice President and Principal Financial Officer of the Managing General Partner have concluded that the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

      b) Reports on Form 8-K. Report on Form 8-K dated September 16, 2002 disclosing the settlement of the real estate tax dispute involving the Taxter property.

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

                                        DEAN WITTER REALTY INCOME
                                        PARTNERSHIP IV, L.P.

                                        By: Dean Witter Realty Fourth
                                            Income Properties Inc.
                                            Managing General Partner


Date:   November 14, 2002           By: /s/ William B. Smith
                                        ----------------------------------------
                                            William B. Smith
                                            Chairman and Chief Executive
                                            Officer


Date:   November 14, 2002           By: /s/ Jeffrey D. Hahn
                                        ----------------------------------------
                                            Jeffrey D. Hahn
                                            Vice President and
                                            Principal Financial and
                                            Accounting Officer

                                 CERTIFICATIONS

I, William B. Smith, Chairman and Chief Executive Officer of Dean Witter Realty Fourth Income Properties Inc., the Managing General Partner of the Partnership, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 14, 2002               /s/ William B. Smith
                                        ----------------------------------------
                                        William B. Smith
                                        Chairman and Chief Executive
                                        Officer, Dean Witter Realty
                                        Fourth Income Properties Inc.,
                                        Managing General Partner of the
                                        Partnership

I, Jeffrey D. Hahn, Vice President and Principal Financial and Accounting Officer of Dean Witter Realty Fourth Income Properties Inc., the Managing General Partner of the Partnership, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                 /s/Jeffrey D. Hahn
                                        ----------------------------------------
                                        Jeffrey D. Hahn
                                        Vice President and Principal Financial
                                        And Accounting Officer,
                                        Dean Witter Realty Fourth Income
                                        Properties, Inc., Managing
                                        General Partner of the Partnership

                 DEAN WITTER REALTY INCOME PARTNERSHIP IV, L.P.

                                  EXHIBIT INDEX

      99.1 Certification of Periodic Report by William B. Smith, Chairman and Chief Executive Officer of Dean Witter Realty Fourth Income Properties Inc., the Managing General Partner of the Partnership.

      99.2 Certification of Periodic Report by Jeffrey D. Hahn Vice President and Principal Financial and Accounting Officer of Dean Witter Realty Fourth Income Properties Inc., the Managing General Partner of the Partnership.